Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XIV LTD
filed 1995-05-15
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended         March 31, 1995
                              -----------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-12915




                       MCNEIL REAL ESTATE FUND XIV, LTD.
 ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                   94-2822299
 ---------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas  75240
 ---------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code         (214) 448-5800
                                                     -----------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   ----     ----

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                            March 31,         December 31,
                                                                              1995                 1994
                                                                           -----------        ------------
ASSETS

Real estate investments:
   Land.....................................................               $ 6,833,471         $ 6,833,471
   Buildings and improvements...............................                44,476,138          44,237,251
                                                                            ----------          ----------
                                                                            51,309,609          51,070,722
   Less:  Accumulated depreciation..........................               (20,196,067)        (19,674,640)
                                                                           -----------         -----------
                                                                            31,113,542          31,396,082

Cash and cash equivalents...................................                 1,808,273           1,045,158
Cash segregated for security deposits.......................                   374,208             372,157
Accounts receivable.........................................                   435,239             394,285
Prepaid expenses and other assets...........................                   291,849             230,521
Escrow deposits.............................................                   829,063             655,767
Deferred borrowing costs, net of accumulated amorti-
   zation of $188,771 and $170,822 at March 31, 1995
   and December 31, 1994, respectively......................                 1,202,322           1,120,896
                                                                             ---------           ---------

                                                                           $36,054,496         $35,214,866
                                                                            ==========          ==========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable, net.................................               $28,181,240         $27,161,556
Accounts payable............................................                   162,927             155,071
Accrued interest............................................                   177,318             203,282
Accrued property taxes......................................                   188,265              84,880
Other accrued expenses......................................                    52,912              81,605
Payable to affiliates - General Partner.....................                   976,122             991,530
Security deposits and deferred rental revenue...............                   378,183             384,769
                                                                            ----------          ----------
                                                                            30,116,967          29,062,693
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited partners - 100,000 limited partnership
     units authorized; 86,534 limited partnership
     units outstanding......................................                 8,027,924           8,094,114
   General Partner..........................................                (2,090,395)         (1,941,941)
                                                                            ----------          ----------
                                                                             5,937,529           6,152,173
                                                                            ----------          ----------

                                                                           $36,054,496         $35,214,866
                                                                            ==========          ==========



The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               -----------------------------
                                                                                 1995                1994
                                                                               ----------         ----------
Revenue:
   Rental revenue...................................                           $2,276,099         $2,162,926
   Interest.........................................                               25,153              4,191
                                                                                ---------          ---------
     Total revenue..................................                            2,301,252          2,167,117
                                                                                ---------          ---------

Expenses:
   Interest.........................................                              668,013            685,506
   Depreciation and amortization....................                              521,427            478,377
   Property taxes...................................                              188,336            182,067
   Personnel expenses...............................                              283,458            249,825
   Utilities........................................                              110,296            116,583
   Repair and maintenance...........................                              227,826            262,246
   Property management fees - affiliates............                              111,363            106,297
   Other property operating expenses................                              144,326            128,418
   General and administrative.......................                               16,563             18,284
   General and administrative - affiliates..........                               96,503             87,470
                                                                                ---------          ---------
     Total expenses.................................                            2,368,111          2,315,073
                                                                                ---------          ---------

Net loss............................................                           $  (66,859)        $ (147,956)
                                                                                =========          =========

Net loss allocated to limited partners..............                           $  (66,190)        $ (146,476)
Net loss allocated to General Partner...............                                 (669)            (1,480)
                                                                                ---------          ---------

Net loss............................................                           $  (66,859)        $ (147,956)
                                                                                =========          =========

Net loss per limited partnership unit...............                           $     (.76)        $    (1.69)
                                                                                =========          =========




















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994


                                                                                                    Total
                                                                                                    Partners'
                                                      General                 Limited               Equity
                                                      Partner                 Partners              (Deficit)
                                                    ------------             -----------           -----------

Balance at December 31, 1993..............         $(1,365,025)              $8,391,866            $7,026,841

Net loss..................................              (1,480)                (146,476)             (147,956)

Contingent Management Incentive
   Distribution...........................            (137,179)                       -              (137,179)
                                                    ----------                ---------             ---------

Balance at March 31, 1994.................         $(1,503,684)              $8,245,390            $6,741,706
                                                    ==========                =========             =========


Balance at December 31, 1994..............         $(1,941,941)              $8,094,114            $6,152,173

Net loss..................................                (669)                 (66,190)              (66,859)

Contingent Management Incentive
   Distribution...........................            (147,785)                       -              (147,785)
                                                    ----------                ---------             ---------

Balance at March 31, 1995.................         $(2,090,395)              $8,027,924            $5,937,529
                                                    ==========                =========             =========
























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents


                                                                               Three Months Ended
                                                                                    March 31,
                                                                        -----------------------------------
                                                                           1995                    1994
                                                                        ----------              -----------
Cash flows from operating activities:
   Cash received from tenants........................                   $2,226,224              $2,082,765
   Cash paid to suppliers............................                     (986,148)               (817,003)
   Cash paid to affiliates...........................                     (371,059)               (103,636)
   Interest received.................................                       25,153                   4,191
   Interest paid.....................................                     (643,131)               (659,059)
   Deferred borrowing costs paid.....................                      (99,375)                      -
   Property taxes paid and escrowed..................                     (136,449)               (198,317)
                                                                         ---------               ---------
Net cash provided by operating activities............                       15,215                 308,941
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                     (238,887)                (96,621)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (128,979)               (121,052)
   Proceeds from refinancing of mortgage
     note payable....................................                    1,115,766                       -
                                                                         ---------               ---------
Net cash provided by (used in)
   financing activities..............................                      986,787                (121,052)
                                                                         ---------               ---------

Net increase in cash and cash equivalents............                      763,115                  91,268

Cash and cash equivalents at beginning of
   period............................................                    1,045,158                 331,350
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $1,808,273              $  422,618
                                                                         =========               =========

















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                Three Months Ended
                                                                                     March 31,
                                                                         ----------------------------------
                                                                             1995                    1994
                                                                         ----------             -----------

Net loss.............................................                    $ (66,859)             $ (147,956)
                                                                          --------               ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      521,427                 478,377
   Amortization of deferred borrowing costs..........                       17,949                  17,236
   Amortization of discounts on mortgage
     notes payable...................................                       32,897                  33,543
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (2,051)                (33,983)
     Accounts receivable.............................                      (40,954)                (52,615)
     Prepaid expenses and other assets...............                      (61,328)                 63,410
     Escrow deposits.................................                     (173,296)               (171,456)
     Deferred borrowing costs........................                      (99,375)                      -
     Accounts payable................................                        7,856                 (61,581)
     Accrued interest................................                      (25,964)                (24,332)
     Accrued property taxes..........................                      103,385                 103,538
     Other accrued expenses..........................                      (28,693)                 (1,948)
     Payable to affiliates - General Partner.........                     (163,193)                 90,131
     Security deposits and deferred rental
       revenue.......................................                       (6,586)                 16,577
                                                                          --------                --------
       Total adjustments.............................                       82,074                 456,897
                                                                          --------                --------

Net cash provided by operating activities............                    $  15,215               $ 308,941
                                                                          ========                ========


















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XIV, LTD.

                         Notes to Financial Statements
                                  (Unaudited)

                                 March 31, 1995

NOTE 1.
- - - - - -------

McNeil Real Estate Fund XIV, Ltd. (the "Partnership") is a limited partnership organized under the laws of the State of California to invest in real property. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership affiliated with Robert A. McNeil. The Partnership is governed by an agreement of limited partnership ("Amended Partnership Agreement") that was adopted September 20, 1991. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- - - - - -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XIV, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- - - - - -------

Certain prior period amounts within the accompanying financial statements have been reclassified to conform with current year presentation.

NOTE 4.
- - - - - -------

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under the terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which is payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and was equal to up to 75% of the maximum MID (the "Contingent MID"). The maximum MID percentage decreases subsequent to 1999.

The General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminated the Fixed MID and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID will remain the same. This modified MID became effective July 1, 1993.

Fixed MID was payable in limited partnership units ("Units") unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID, in which case, at the General Partner's option, the Fixed MID could have been paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash was distributed to the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly, is treated as a distribution to the General Partner in compliance with the Amended Partnership Agreement.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                           Three Months Ended
                                                                                 March 31,
                                                                  -------------------------------
                                                                    1995                   1994
                                                                  --------               --------

Property management fees - affiliates................             $111,363               $106,297
Charged to general and administrative -
   affiliates:
   Partnership administration........................               96,503                 87,470
                                                                   -------                -------

                                                                  $207,866               $193,767
                                                                   =======                =======

Charged to General Partner's deficit:
   Contingent Management Incentive
     Distribution....................................             $147,785               $137,179
                                                                   =======                =======

NOTE 5.
- - - - - -------

On March 13, 1995, the Partnership refinanced Windrock Apartments with a new $3,450,000 mortgage note. The note bears interest at 9.44% per annum and requires monthly debt service payments of $28,859. The maturity date of the new mortgage note is April 1, 2002. Proceeds from the new mortgage note amounted to $866,128, after repayment of the Windrock first and second mortgage notes, after payment of deferred borrowing costs and after funding various escrow accounts.

NOTE 6.
- - - - - -------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $30,118 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $9,746, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - - - -------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1995, the Partnership owned four apartment properties and three shopping centers. All of the Partnership's properties are subject to mortgage notes.

On March 13, 1995, the Partnership refinanced Windrock Apartments with a new $3,450,000 mortgage note. Proceeds from the new mortgage were used to payoff the prior first and second mortgage notes encumbering Windrock Apartments, to fund various escrows for the payment of property taxes, insurance, repairs and replacements, and to pay for loan fees and other costs associated with obtaining the new mortgage note. Residual proceeds of approximately $866,000 were added to the Partnership's cash reserves. The Partnership's next maturing mortgage note does not come due until April 1, 2002.

RESULTS OF OPERATIONS
- - - - - ---------------------

For the first quarter of 1995, the Partnership incurred a loss of $66,859, an improvement over the $147,956 loss for the first quarter of 1994. The Partnership achieved higher rental revenues from its properties, while limiting the increase in operating expenses.

Revenue:

In the first quarter, rental revenue increased $113,173 or 5.2% over rental revenue achieved during the first quarter of 1994. Rental revenue increased at five of the Partnership's seven properties. Increased rental rates and improving occupancy rates led to increases ranging from 4.3% (Country Hills Plaza) to 29% (Redwood Plaza). Rental revenue realized at Midvale Plaza was unchanged from 1994 first quarter results. Particularly noteworthy was the 11.1% increase in rental revenue at Embarcadero Club Apartments. The Partnership has invested substantial resources for capital improvements at Embarcadero Club Apartments that now appear to be paying off in increased rental revenue. A decrease in average occupancy was responsible for a 6.6% decline in rental revenue achieved by Windrock Apartments. Several new apartment communities have been completed in the sub-market in which Windrock Apartments is located. The General Partner intends to use some of the proceeds from the refinancing of the Windrock mortgage note to make capital improvements at Windrock Apartments that will, hopefully, allow the El Paso property to compete effectively against the newer apartment communities.

Interest revenue increased six-fold to $25,153 during the first quarter of 1995. Steps taken during the course of 1994 to raise the Partnership's cash reserves have resulted in increased funds invested in interest-bearing accounts.

Expenses:

Partnership expenses increased $53,038 or 2.3% in the first quarter of 1995 compared to the same period of 1994. Expenses increased at five of the Partnership's seven properties. Expenses were unchanged at Embarcadero Club Apartments, and decreased 4.0% at Thunder Hollow Apartments. The increased expenses were concentrated in depreciation, personnel expenses and other property operating expenses.

Depreciation expense increased $43,050 or 9.0% in the first quarter compared to the first quarter of 1994. The increase in depreciation expense is due to the continuing investment of Partnership resources into capital improvements. In the year since March 31, 1994, the Partnership has invested $1.3 million in capital improvements. These capital improvements are generally being depreciated over lives ranging from five to ten years.

Personnel expenses increased $33,633 or 13.5% in the first quarter compared to the first quarter of 1994. The Partnership incurred increases in compensation paid to on-site personnel at all but one of its properties. Personnel expenses have increased and are expected to continue to increase due to the Partnership's effort to increase occupancy rates by the continuous refurbishment of residential units and upgrade of services offered to tenants. Such improvements are partially achieved through higher maintenance standards that require additional personnel to implement.

Other property operating expenses increased 12.4% due mostly to increased insurance premiums at Thunder Hollow Apartments and increased marketing expenses at Windrock Apartments.

Repair and maintenance expenses decreased $34,420 or 13.1%. The decrease was concentrated at the Partnership's two largest properties, Thunder Hollow Apartments and Embarcadero Club Apartments. Extensive capital improvements at these properties over the past two years have reduced some of the repair and maintenance expenses that the Partnership would otherwise have incurred.

All  other  expense  items   decreased  a  total of .4% in the first  quarter of
1995  compared to the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

The Partnership's net loss for the first quarter was $66,859, an improvement from the $147,956 loss reported for the first quarter of 1994. However, first quarter cash flow from operating activities decreased to $15,216 from $308,941 in the first quarter of 1994. The principal cause of the decrease in cash flow from operating activities is a $267,423 increase in cash paid to affiliates. During 1994, the General Partner determined not to collect the Management Incentive Distribution or the reimbursable administrative costs due to an affiliate of the General Partner until such time as the Partnership's cash position improved. Due to these measures, cash reserves increased $713,808 to $1,045,158 during the first quarter of 1995. With the additional cash reserves provided by the March 1995 refinancing of the Windrock mortgage note, the
General Partner determined to resume payments of reimbursable costs. Consequently, during the first quarter, the Partnership paid $346,327 of reimbursable costs incurred by the Partnership during the course of 1994. Payments of Management Incentive Distribution remain suspended.

Another factor in the decrease in cash flow from operating activities in the first quarter was the refinancing of the Windrock mortgage note. The Partnership expended $99,375 in loan fees and related costs to obtain the new Windrock mortgage note. Additionally, $132,763 of the increase in cash paid to suppliers was the result of various escrows funded with loan proceeds for recurring replacements and other repairs to Windrock Apartments. Net of the retired mortgages, loan costs and funded escrows, the Windrock refinancing yielded proceeds of $866,128 for the Partnership.

The balance of changes in cash flow from operating activities is attributable to the generally improving performance of the Partnership's properties.

The Partnership continues to invest significant resources into capital improvements at its properties. During the first quarter, capital improvement expenditures increased $142,266 to $238,887 compared to the first quarter of 1994. The Partnership has budgeted an additional $929,000 of capital improvements for the balance of 1995.

Short Term Liquidity:

Due to the General Partner's decision to postpone collection of the Management Incentive Distribution and proceeds received from the refinancing of the Windrock mortgage note, the Partnership begins 1995 in a substantially better cash position that it did in 1994. The Partnership's cash reserves will be needed in light of the aging condition of the Partnership's properties. The Partnership has budgeted $1.17 million for capital improvements for 1995, in addition to the $3.54 million of capital improvements made during the past three years. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce certain repair and maintenance expenses from amounts that would otherwise be incurred.

At March 31, 1995, the Partnership held $1,808,273 of cash and cash equivalents, up $763,115 from the balance at the end of 1994. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs for the balance of 1995. The General Partner anticipates that cash generated from operations for the remainder of 1995 will be sufficient to fund the Partnership's budgeted capital improvements and debt service requirements. However, 1995 cash flow from operations likely will not be adequate to pay the Management Incentive Distribution due to the General Partner. For now, the General Partner is electing to defer collection of the Management Incentive Distribution.

Long Term Liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past two years will yield improved cash flow from property operations for the balance of 1995. Furthermore, the General Partner had budgeted an additional $929,000 of capital improvements for 1995. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds from the facility because no amount will be reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available from the facility; however, additional funds could become available as other partnerships repay borrowings.

As an additional source of liquidity, the General Partner may, from time to time, attempt to sell Partnership properties judged to be mature considering the circumstances of the market in which the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such proceeds could be timed to coincide with the liquidity needs of the Partnership. Currently, no Partnership properties are being marketed for sale.

Distributions:

With the exception of the Contingent MID, distributions to Partners have been suspended since 1986 as a part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. Although the Partnership recorded a Contingent MID of $147,785 for the first quarter of 1995, payments of Contingent MID have been suspended since the beginning of 1994. The General Partner will continue to monitor the cash reserves and working capital requirements of the Partnership to determine when cash flows will support resumption of Contingent MID payments and distributions to Unit holders.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
- - - - - -------     -----------------

The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - - -------  --------------------------------

(a)         Exhibits.

            Exhibit
            Number               Description
            -------              -----------
            4.                   Amended  and   Restated   Limited   Partnership
                                 Agreement dated September 20, 1991. (1)

            10.1                 Multifamily   Note    dated    March  13,  1995
                                 between  Washington  Mortgage  Financial Group,
                                 Ltd. and Windrock Fund XIV, L.P. (2)

            11.                  Statement regarding computation of net loss per
                                 limited  partnership unit: net loss per limited
                                 partnership  unit is computed  by dividing  net
                                 loss  allocated to the limited  partners by the
                                 number    of    limited    partnership    units
                                 outstanding.  Per  unit  information  has  been
                                 computed  based on 86,534  limited  partnership
                                 units outstanding in 1995 and 1994.

            27.                  Financial  Data  Schedule   for the  year ended
                                 December  31,  1994 and the quarter ended March
                                 31, 1995.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

      (2) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1994, as filed on March 30, 1995.

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                       McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XIV, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



May 15, 1995                                         By:/s/  Donald K. Reed
- - - - - -------------------------                               -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



May 15, 1995                                         By:/s/ Robert C. Irvine
- - - - - -------------------------                               -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



May 15, 1995                                         By:/s/  Brandon K. Flaming
- - - - - -------------------------                               -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
