Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND XIV LTD
filed 1995-08-14
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      June 30, 1995
                                -----------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to_____________ Commission file number 0-12915




                       MCNEIL REAL ESTATE FUND XIV, LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                              94-2822299
-------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code             (214) 448-5800
                                                    ---------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                            June 30,          December 31,
                                                                              1995                1994
                                                                          ------------         -----------
ASSETS

Real estate investments:
   Land.....................................................              $  6,833,471         $ 6,833,471
   Buildings and improvements...............................                45,053,800          44,237,251
                                                                            ----------          ----------
                                                                            51,887,271          51,070,722
   Less:  Accumulated depreciation..........................               (20,736,821)        (19,674,640)
                                                                           -----------         -----------
                                                                            31,150,450          31,396,082

Cash and cash equivalents...................................                 1,700,073           1,045,158
Cash segregated for security deposits.......................                   403,172             372,157
Accounts receivable.........................................                   446,901             394,285
Prepaid expenses and other assets...........................                   206,956             230,521
Escrow deposits.............................................                   877,108             655,767
Deferred borrowing costs, net of accumulated amorti-
   zation of $201,553 and $170,822 at June 30, 1995
   and December 31, 1994, respectively......................                 1,192,690           1,120,896
                                                                           -----------          ----------

                                                                          $ 35,977,350         $35,214,866
                                                                           ===========          ==========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable, net.................................              $ 28,082,158         $27,161,556
Accounts payable............................................                   167,449             155,071
Accrued interest............................................                   203,238             203,282
Accrued property taxes......................................                   303,762              84,880
Other accrued expenses......................................                    73,432              81,605
Payable to affiliates - General Partner.....................                   954,391             991,530
Security deposits and deferred rental revenue...............                   390,643             384,769
                                                                           -----------          ----------
                                                                            30,175,073          29,062,693
                                                                           -----------          ----------

Partners' equity (deficit):
   Limited partners - 100,000 limited partnership
     units authorized; 86,534 limited partnership
     units outstanding......................................                 8,049,815           8,094,114
   General Partner..........................................                (2,247,538)         (1,941,941)
                                                                           -----------          ----------
                                                                             5,802,277           6,152,173
                                                                           -----------          ----------

                                                                          $ 35,977,350         $35,214,866
                                                                           ===========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants.

                                  See    accompanying    notes   to    financial
statements.

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended                     Six Months Ended
                                                      June 30,                              June 30,
                                          -----------------------------        -----------------------------
                                              1995               1994             1995               1994
                                          ----------         ----------        ----------         ----------

Revenue:
   Rental revenue................         $2,304,415         $2,188,026        $4,580,514         $4,350,952
   Interest......................             29,002              8,021            54,155             12,212
   Gain on legal settlement......             39,841                  -            39,841                  -
                                           ---------          ---------         ---------          ---------
     Total revenue...............          2,373,258          2,196,047         4,674,510          4,363,164
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            671,006            683,001         1,339,019          1,368,507
   Depreciation and
     amortization................            540,754            478,377         1,062,181            956,754
   Property taxes................            178,272            181,051           366,608            363,118
   Personnel expenses............            230,027            225,794           513,485            475,619
   Utilities.....................            115,966            121,512           226,262            238,095
   Repair and maintenance........            247,797            248,229           475,623            510,475
   Property management
     fees - affiliates...........            116,610            110,807           227,973            217,104
   Other property operating
     expenses....................            141,817            144,102           286,143            272,520
   General and administrative....             17,188             17,161            33,751             35,445
   General and administrative -
     affiliates..................             91,708             83,360           188,211            170,830
                                           ---------          ---------         ---------          ---------
     Total expenses..............          2,351,145          2,293,394         4,719,256          4,608,467
                                           ---------          ---------         ---------          ---------

Net income (loss)................         $   22,113         $  (97,347)       $  (44,746)        $ (245,303)
                                           =========          =========         =========          =========

Net income (loss) allocated to
   limited partners..............         $   21,892         $  (96,374)       $  (44,299)        $ (242,850)
Net income (loss) allocated to
   General Partner...............                221               (973)             (447)            (2,453)
                                           ---------          ---------         ---------          ---------

Net income (loss)................         $   22,113         $  (97,347)       $  (44,746)        $ (245,303)
                                           =========          =========         =========          =========

Net income (loss) per limited
   partnership unit..............         $      .25         $    (1.11)       $     (.51)        $    (2.81)
                                           =========          =========         =========          =========












The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994


                                                                                                      Total
                                                                                                    Partners'
                                                      General                 Limited                Equity
                                                      Partner                 Partners              (Deficit)
                                                    ------------             ----------            ----------

Balance at December 31, 1993..............          $(1,365,025)             $8,391,866            $7,026,841

Net loss..................................               (2,453)               (242,850)             (245,303)

Contingent Management Incentive
   Distribution...........................             (278,548)                      -              (278,548)
                                                     ----------               ---------             ---------

Balance at June 30, 1994..................          $(1,646,026)             $8,149,016            $6,502,990
                                                     ==========               =========             =========


Balance at December 31, 1994..............          $(1,941,941)             $8,094,114            $6,152,173

Net loss..................................                 (447)                (44,299)              (44,746)

Contingent Management Incentive
   Distribution...........................             (305,150)                      -              (305,150)
                                                     ----------               ---------             ---------

Balance at June 30, 1995..................          $(2,247,538)             $8,049,815            $5,802,277
                                                     ==========               =========             =========

























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                        -----------------------------------
                                                                            1995                    1994
                                                                        ----------             ------------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 4,501,365             $ 4,334,415
   Cash received from legal settlement...............                       39,841                       -
   Cash paid to suppliers............................                   (1,654,486)             (1,334,781)
   Cash paid to affiliates...........................                     (758,473)               (296,523)
   Interest received.................................                       54,155                  12,212
   Interest paid.....................................                   (1,237,538)             (1,305,131)
   Deferred borrowing costs paid.....................                     (107,525)                  5,435
   Property taxes paid and escrowed..................                     (220,683)               (335,356)
                                                                        ----------              ----------
Net cash provided by operating activities............                      616,656               1,080,271
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (816,549)               (331,517)
                                                                        ----------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (260,959)               (247,428)
   Proceeds from refinancing of mortgage
     note payable....................................                    1,115,767                       -
                                                                        ----------              ----------
Net cash provided by (used in) financing
   activities........................................                      854,808                (247,428)
                                                                        ----------              ----------

Net increase in cash and cash equivalents............                      654,915                 501,326

Cash and cash equivalents at beginning of
   period............................................                    1,045,158                 331,350
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 1,700,073             $   832,676
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

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                        -----------------------------------
                                                                            1995                    1994
                                                                        -----------              ----------

Net loss.............................................                   $  (44,746)              $(245,303)
                                                                         ---------                --------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    1,062,181                 956,754
   Amortization of deferred borrowing costs..........                       35,731                  34,726
   Amortization of discounts on mortgage
     notes payable...................................                       65,794                  67,791
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (31,015)                (21,394)
     Accounts receivable.............................                      (52,616)                 14,575
     Prepaid expenses and other assets...............                       23,565                  51,545
     Escrow deposits.................................                     (221,341)                (69,238)
     Deferred borrowing costs........................                     (107,525)                  5,435
     Accounts payable................................                       12,378                  (2,879)
     Accrued interest................................                          (44)                (39,140)
     Accrued property taxes..........................                      218,882                 182,986
     Other accrued expenses..........................                       (8,173)                 36,835
     Payable to affiliates - General Partner.........                     (342,289)                 91,410
     Security deposits and deferred rental
       revenue.......................................                        5,874                  16,168
                                                                         ---------               ---------
       Total adjustments.............................                      661,402               1,325,574
                                                                         ---------               ---------

Net cash provided by operating activities............                   $  616,656              $1,080,271
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

                                 June 30, 1995

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                          Six Months Ended
                                                                              June 30,
                                                                  ------------------------------
                                                                    1995                    1994
                                                                  --------               --------
Property management fees - affiliates................             $227,973               $217,104
Charged to general and administrative -
   affiliates:
   Partnership administration........................              188,211                170,830
                                                                   -------                -------

                                                                  $416,184               $387,934
                                                                   =======                =======

Charged to General Partner's deficit:
   Contingent Management Incentive
     Distribution....................................             $305,150               $278,548
                                                                   =======                =======

NOTE 5.
-------

On March 13, 1995, the Partnership refinanced the Windrock mortgage note. The new mortgage note, in the amount of $3,450,000, bears interest at 9.44% per annum, and requires monthly principal and interest payments of $28,859. The maturity date of the new mortgage note is April 1, 2002. Cash proceeds from the refinancing transaction are as follows:


                  New loan proceeds.......................       $ 3,450,000
                  Existing first lien retired.............        (1,894,233)
                  Existing second lien retired............          (440,000)
                                                                  ----------

                  Cash proceeds from refinancing..........       $ 1,115,767
                                                                  ==========

The Partnership incurred $107,525 of deferred borrowing costs related to the refinancing of the Windrock mortgage note. The Partnership was also required to fund $184,172 into various escrows for capital improvements, property taxes and insurance.

NOTE 6.
-------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $30,118 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May, 1995, for $9,723 which, when combined with the cash proceeds from Southmark, resulted in a gain on settlement of litigation of $39,841.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1995, the Partnership owned four apartment properties and three shopping centers. All of the Partnership's properties are subject to mortgage notes.

On March 13, 1995, the Partnership refinanced Windrock Apartments with a new $3,450,000 mortgage note. Proceeds from the new mortgage were used to payoff the prior first and second mortgage notes encumbering Windrock Apartments, to fund various escrows for the payment of property taxes, insurance, repairs and replacements, and to pay for loan fees and other costs associated with obtaining the new mortgage note. Residual proceeds of approximately $824,000 were added to the Partnership's cash reserves. The Partnership's next maturing mortgage note does not come due until April 1, 2002.

RESULTS OF OPERATIONS
---------------------

For the first six months of 1995, the Partnership incurred a loss of $44,746, an improvement over the $245,303 loss for the first six months of 1994. In the second quarter of 1995, the Partnership recorded net income of $22,113 as opposed to a loss of $97,347 in the year earlier quarter. Results from operations have improved as the Partnership achieved higher rental revenues from its properties, while limiting the increase in operating expenses.

Revenue:

In the first six months, rental revenue increased $229,562 or 5.3% over rental revenue achieved during the first six months of 1994. Rental revenue increased at five of the Partnership's seven properties. Increased rental rates and improving occupancy rates led to increases ranging from 22% at Redwood Plaza to 6.2% at Country Hills Plaza. Rental revenue realized at Midvale Plaza was unchanged from 1994 first six months results. Particularly noteworthy was the 9.9% increase in rental revenue at Embarcadero Club Apartments. The Partnership has invested substantial resources for capital improvements at Embarcadero Club Apartments that now appear to be paying off in increased rental revenue. A decrease in average occupancy was responsible for a 5.4% decline in rental revenue achieved by Windrock Apartments. Several new apartment communities have been completed in the sub-market in which Windrock Apartments is located. The General Partner intends to use some of the proceeds from the refinancing of the Windrock mortgage note to make capital improvements at Windrock Apartments that will, hopefully, allow the El Paso property to compete effectively against the newer apartment communities.

Interest revenue increased four-fold to $54,155 during the first six months of 1995. Steps taken during the course of 1994 to raise the Partnership's cash reserves have resulted in increased funds invested in interest-bearing accounts.

During the second quarter, the Partnership received $39,841 in cash and securities from Southmark Corporation in settlement of the Partnership's claims in the Southmark bankruptcy case. The settlement allowed the Partnership to report net income for the second quarter of 1995.

Expenses:

Partnership expenses increased $110,789 or 2.4% in the first six months of 1995 compared to the same period of 1994. For the second quarter, expenses increased $57,751 or 2.5% compared to the second quarter of 1994. Expenses increased at four of the Partnership's seven properties. Expenses were unchanged at Embarcadero Club Apartments and Midvale Plaza, and decreased 5.6% at Thunder Hollow Apartments. The increased expenses were concentrated in depreciation and amortization, and personnel expenses.

Depreciation and amortization expense increased $105,427 or 11.0% in the first six months of 1995 compared to the first six months of 1994. The increase in depreciation expense is due to the continuing investment of Partnership resources into capital improvements. In the year since June 30, 1994, the Partnership has invested $1.65 million in capital improvements. These capital improvements are generally being depreciated over lives ranging from five to ten years.

Personnel expenses increased $37,866 or 8.0% in the first six months of 1995 compared to the first six months of 1994. For the second quarter, personnel expenses increased a more modest $4,233 or 1.9% compared to the second quarter of 1994. The Partnership incurred increases in compensation paid to on-site personnel at all but one of its properties. Personnel expenses have increased and are expected to continue to increase due to the Partnership's effort to increase occupancy rates by the continuous refurbishment of residential units and upgrade of services offered to tenants. Such improvements are partially achieved through higher maintenance standards that require additional personnel to implement.

Offsetting the increases discussed above, repair and maintenance expense decreased $34,852 or 6.8% for the six months ended June 30, 1995 compared to the same period of 1994. Repair and maintenance expenses were essentially unchanged for the second quarter. The six-month decrease was concentrated at the Partnership's residential properties, particularly Thunder Hollow Apartments and Embarcadero Club Apartments. Extensive capital improvements at these properties over the past two years have reduced some of the repair and maintenance expenses that the Partnership would otherwise have incurred.

All other expense items, taken as a group, increased less than 0.1% in the first six months of 1995 compared to the first six months of 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's net loss for the first six months was $44,746, an improvement from the $245,303 loss reported for the first six months of 1994. However, first half cash flow from operating activities decreased to $616,656 from $1,080,271 in the first six months of 1994. The principal cause of the decrease in cash flow from operating activities was a $461,950 increase in cash paid to affiliates. During 1994, the General Partner determined not to collect the Management Incentive Distribution or the reimbursable administrative costs due to an affiliate of the General Partner until such time as the Partnership's cash position improved. Due to these measures, cash reserves increased to $1,045,158 at the end of 1994 from $331,350 at the beginning of 1994. With the additional cash reserves provided by the March 1995 refinancing of the Windrock mortgage note, the General Partner determined to resume payments of reimbursable costs. Consequently, during the first six months, the Partnership paid $294,446 of reimbursable costs incurred by the Partnership during the course of 1994. Payments of Management Incentive Distribution remain suspended.

Another factor in the decrease in cash flow from operating activities in the first half was the refinancing of the Windrock mortgage note. The Partnership expended $107,525 in loan fees and related costs to obtain the new Windrock mortgage note. Additionally, $184,172 of the increase in cash paid to suppliers was the result of various escrows funded with loan proceeds for recurring replacements and other repairs to Windrock Apartments. Net of the retired mortgages, loan costs and funded escrows, the Windrock refinancing yielded proceeds of $824,070 for the Partnership.

The balance of changes in cash flow from operating activities is attributable to the generally improving performance of the Partnership's properties.

The Partnership continues to invest significant resources into capital improvements at its properties. During the first half, capital improvement expenditures increased $485,032 to $816,549. The Partnership has budgeted an additional $351,000 of capital improvements for the balance of 1995.

Short Term Liquidity:

Due to the General Partner's decision to postpone collection of the Management Incentive Distribution and proceeds received from the refinancing of the Windrock mortgage note, the Partnership currently enjoys a substantially better cash position that it did in 1994. The Partnership's cash reserves will be needed in light of the aging condition of the Partnership's properties. The Partnership has budgeted $1.17 million for capital improvements for 1995, in addition to the $3.54 million of capital improvements made during the past three years. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce certain repair and maintenance expenses from amounts that would otherwise be incurred.

At June 30, 1995, the Partnership held $1,700,073 of cash and cash equivalents, up $654,915 from the balance at the end of 1994. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs for the balance of 1995. The General Partner anticipates that cash generated from operations for the remainder of 1995 will be sufficient to fund the Partnership's budgeted capital improvements and debt service requirements. However, 1995 cash flow from operations likely will not be adequate to pay the Management Incentive Distribution due to the General Partner. For now, the General Partner is electing to defer collection of the Management Incentive Distribution.

Long Term Liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past two years will yield improved cash flow from property operations for the balance of 1995. Furthermore, the General Partner had budgeted an additional $351,000 of capital improvements for 1995. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds from the facility because no amount will be reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available from the facility; however, additional funds could become available as other partnerships repay borrowings.

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

Distributions:

With the exception of the Contingent MID, distributions to Partners have been suspended since 1986 as a part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. Although the Partnership recorded a Contingent MID of $305,150 for the first half of 1995, payments of Contingent MID have been suspended since the beginning of 1994. The General Partner will continue to monitor the cash reserves and working capital requirements of the Partnership to determine when cash flows will support resumption of Contingent MID payments and distributions to Unit holders.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  --------------------
The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it has commenced an offer to purchase 38,940 units of limited partnership interest in the Partnership (approximately 45 percent of the Partnership's units) at $95 per unit. High River has stated that the offer is being made as "an investment." The tender offer is due to expire on August 31, 1995, unless extended.

The General Partner, with assistance from its advisors, is in the process of evaluating the tender offer from a number of important standpoints and will report to the limited partners its position with respect to such offer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)         Exhibits.

            Exhibit
            Number               Description

            4.                   Amended   and  Restated   Limited   Partnership
                                 Agreement dated September 20, 1991. (1)

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

            27. Financial Data Schedule for the ended quarter ended June 30, 1995.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                       McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XIV, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



August 14, 1995                                    By:  /s/  Donald K. Reed
--------------------                                    -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



August 14, 1995                                   By:   /s/  Robert C. Irvine
--------------------                                    -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



August 14, 1995                                   By:   /s/  Brandon K. Flaming
---------------------                                   --------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.

