Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XIV LTD
filed 1995-11-14
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      September 30, 1995
                           ----------------------------------------------------


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




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code      (214) 448-5800
                                                   ----------------------------




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

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                          September 30,       December 31,
                                                                               1995               1994
                                                                          -------------       ------------
ASSETS
------

Real estate investments:
   Land.....................................................              $  6,833,471        $  6,833,471
   Buildings and improvements...............................                45,252,651          44,237,251
                                                                           -----------         -----------
                                                                            52,086,122          51,070,722
   Less:  Accumulated depreciation..........................               (21,258,248)        (19,674,640)
                                                                           -----------         -----------
                                                                            30,827,874          31,396,082

Cash and cash equivalents...................................                 1,931,346           1,045,158
Cash segregated for security deposits.......................                   394,166             372,157
Accounts receivable.........................................                   384,095             394,285
Prepaid expenses and other assets...........................                   214,369             230,521
Escrow deposits.............................................                   813,534             655,767
Deferred borrowing costs, net of accumulated amorti-
   zation of $225,947 and $170,822 at September 30,
   1995 and December 31, 1994, respectively.................                 1,168,296           1,120,896
                                                                           -----------         -----------

                                                                          $ 35,733,680        $ 35,214,866
                                                                           ===========         ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................              $ 27,978,584        $ 27,161,556
Accounts payable............................................                   173,199              79,005
Accrued interest............................................                   202,263             203,282
Accrued property taxes......................................                   276,085              84,880
Other accrued expenses......................................                   148,519             157,671
Payable to affiliates - General Partner.....................                 1,101,790             991,530
Security deposits and deferred rental revenue...............                   385,540             384,769
                                                                           -----------         -----------
                                                                            30,265,980          29,062,693
                                                                           -----------         -----------

Partners' equity (deficit):
   Limited partners - 100,000 limited partnership
     units authorized; 86,534 limited partnership
     units outstanding......................................                 7,866,091           8,094,114
   General Partner..........................................                (2,398,391)         (1,941,941)
                                                                           -----------         -----------
                                                                             5,467,700           6,152,173
                                                                           -----------         -----------

                                                                          $ 35,733,680        $ 35,214,866
                                                                           ===========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three Months Ended                      Nine Months Ended
                                                  September 30,                          September 30,
                                          -----------------------------        -----------------------------
                                             1995               1994              1995              1994
                                          ----------         ----------        ----------         ----------

Revenue:
   Rental revenue................         $2,305,697         $2,256,271        $6,886,211         $6,607,223
   Interest......................             25,850              9,202            80,005             21,414
   Gain on legal settlement......                  -                  -            39,841                  -
                                           ---------          ---------         ---------          ---------
     Total revenue...............          2,331,547          2,265,473         7,006,057          6,628,637
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            680,161            680,013         2,019,180          2,048,520
   Depreciation and
     amortization................            521,427            478,377         1,583,608          1,435,131
   Property taxes................            193,390            179,517           559,998            542,635
   Personnel expenses............            251,719            253,827           765,204            729,446
   Utilities.....................            124,667            113,111           350,929            351,206
   Repair and maintenance........            257,856            238,115           733,479            748,589
   Property management
     fees - affiliates...........            115,579            115,506           343,552            332,609
   Other property operating
     expenses....................            142,144            138,062           428,287            410,582
   General and administrative....            139,667             11,127           173,418             46,572
   General and administrative -
     affiliates..................             90,517            107,514           278,728            278,344
                                           ---------          ---------         ---------          ---------
     Total expenses..............          2,517,127          2,315,169         7,236,383          6,923,634
                                           ---------          ---------         ---------          ---------

Net loss.........................         $ (185,580)        $  (49,696)       $ (230,326)        $ (294,997)
                                           =========          =========         =========          =========

Net loss allocated to
   limited partners..............         $ (183,724)        $  (49,199)       $ (228,023)        $ (292,047)
Net loss allocated to
   General Partner...............             (1,856)              (497)           (2,303)            (2,950)
                                           ---------          ---------         ---------          ---------

Net loss.........................         $ (185,580)        $  (49,696)       $ (230,326)        $ (294,997)
                                           =========          =========         =========          =========

Net loss per limited
   partnership unit..............         $    (2.12)        $    (0.57)       $    (2.64)        $    (3.37)
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

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994


                                                                                                    Total
                                                                                                    Partners'
                                                      General                 Limited               Equity
                                                      Partner                 Partners              (Deficit)
                                                    ------------             ----------            ----------
Balance at December 31, 1993..............          $(1,365,025)             $8,391,866            $7,026,841

Net loss..................................               (2,950)               (292,047)             (294,997)

Contingent Management Incentive
   Distribution...........................             (408,381)                      -              (408,381)
                                                      ---------               ---------             ---------

Balance at September 30, 1994.............          $(1,776,356)             $8,099,819            $6,323,463
                                                     ==========               =========             =========


Balance at December 31, 1994..............          $(1,941,941)             $8,094,114            $6,152,173

Net loss..................................               (2,303)               (228,023)             (230,326)

Contingent Management Incentive
   Distribution...........................             (454,147)                      -              (454,147)
                                                     ----------               ---------             ---------

Balance at September 30, 1995.............          $(2,398,391)             $7,866,091            $5,467,700
                                                     ==========               =========             =========

























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                        ----------------------------------
                                                                            1995                    1994
                                                                        ----------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                   $6,863,411             $ 6,640,226
   Cash received from legal settlement...............                       39,841                       -
   Cash paid to suppliers............................                   (2,508,996)             (2,175,673)
   Cash paid to affiliates...........................                     (966,167)               (358,238)
   Interest received.................................                       80,005                  21,414
   Interest paid.....................................                   (1,861,383)             (1,891,068)
   Deferred borrowing costs paid.....................                     (107,525)                  5,435
   Property taxes paid and escrowed..................                     (355,935)               (450,418)
                                                                        ----------              ----------
Net cash provided by operating activities............                    1,183,251               1,791,678
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                   (1,015,400)               (738,600)
                                                                        ----------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (397,430)               (366,839)
   Proceeds from refinancing of mortgage
     note payable....................................                    1,115,767                       -
                                                                        ----------              ----------
Net cash provided by (used in) financing
   activities........................................                      718,337                (366,839)
                                                                        ----------              ----------

Net increase in cash and cash equivalents............                      886,188                 686,239

Cash and cash equivalents at beginning of
   period............................................                    1,045,158                 331,350
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 1,931,346             $ 1,017,589
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

                       MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                        ----------------------------------
                                                                            1995                    1994
                                                                        -----------             ----------
Net loss.............................................                   $ (230,326)             $(294,997)
                                                                         ---------               --------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    1,583,608               1,435,131
   Amortization of deferred borrowing costs..........                       60,125                  52,440
   Amortization of discounts on mortgage
     notes payable...................................                       98,691                 102,404
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (22,009)                (50,446)
     Accounts receivable.............................                       10,190                  55,488
     Prepaid expenses and other assets...............                       16,152                  18,382
     Escrow deposits.................................                     (157,767)                 11,750
     Deferred borrowing costs........................                     (107,525)                  5,435
     Accounts payable................................                       94,194                 (36,301)
     Accrued interest................................                       (1,019)                  2,608
     Accrued property taxes..........................                      191,205                 151,790
     Other accrued expenses..........................                       (9,152)                 54,394
     Payable to affiliates - General Partner.........                     (343,887)                252,714
     Security deposits and deferred rental
       revenue.......................................                          771                  30,886
                                                                         ---------               ---------
       Total adjustments.............................                    1,413,577               2,086,675
                                                                         ---------               ---------

Net cash provided by operating activities............                   $1,183,251              $1,791,678
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

                               September 30, 1995

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                          Nine Months Ended
                                                                             September 30,
                                                                  --------------------------------
                                                                     1995                   1994
                                                                  --------                --------

Property management fees - affiliates................             $343,552                $332,609
Charged to general and administrative -
   affiliates:
   Partnership administration........................              278,728                 278,344
                                                                   -------                 -------

                                                                  $622,280                $610,953
                                                                   =======                 =======

Charged to General Partner's deficit:
   Contingent Management Incentive
     Distribution....................................             $454,147                $408,381
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


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1995, the Partnership owned four apartment properties and three shopping centers. All of the Partnership's properties are subject to mortgage notes.

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

RESULTS OF OPERATIONS
---------------------

For the first nine months of 1995, the Partnership incurred a loss of $230,326, an improvement over the $294,997 loss for the first nine months of 1994. For the third quarter of 1995, the Partnership recorded a net loss of $185,580 as opposed to a loss of $49,696 in the year earlier quarter. As discussed below, the net loss for the third quarter of 1995 was impacted be increased general and administrative expenses. For year-to-date results, improving property operations achieved higher rental revenues while limiting the increase in operating expenses.

Revenues:

Rental revenue for the first nine months of 1995 increased $278,988 or 4.2% over rental revenue earned during the first nine months of 1994. Rental revenue increased at five of the Partnership's seven properties. Increased rental rates and improving occupancy rates led to increases ranging from 20% at Redwood Plaza to 2.8% at Country Hills Plaza. Redwood Plaza became fully leased during the second quarter of 1995. New tenants in 1994 and 1995 have boosted base rental rates, the occupancy rate, and expense recoveries at the Salt Lake City property. Particularly noteworthy was the $126,000 or 7.6% increase in rental revenue at Embarcadero Club Apartments. The Partnership has invested substantial resources in capital improvements at Embarcadero Club Apartments that are increasing rental revenue at the property. Rental revenue realized at Midvale Plaza decreased 2.8%. Although occupancy remains high at the Utah property, 1995 rental rates decreased compared to 1994 rates. A decrease in average occupancy was responsible for a 4.3% decrease in rental revenue achieved at Windrock Apartments. Several new apartment communities have been completed in the sub-market in which Windrock Apartments is located. The General Partner intends to use some of the proceeds from the refinancing of the Windrock mortgage note to make capital improvements at Windrock Apartments that will, hopefully, allow the El Paso property to compete effectively against the newer apartment communities.

Interest revenue increased four-fold to $80,005 during the first nine months of 1995. Steps taken during the course of 1994 to raise the Partnership's cash reserves have resulted in increased funds invested in interest-bearing accounts.

During the second quarter, the Partnership received $39,841 in cash and securities from Southmark Corporation in settlement of the Partnership's claims in the Southmark bankruptcy case. Proceeds from the settlement were recorded as a gain in the second quarter of 1995.

Expenses:

Partnership expenses increased $312,749 or 4.5% for the first nine months of 1995 compared to the same period of 1994. For the third quarter, expenses increased $201,958 or 8.7% compared to the third quarter of 1994. Expenses increased at five of the Partnership's seven properties. Expenses were unchanged at Midvale Plaza, and decreased 2.7% at Thunder Hollow Apartments. The increased expenses were concentrated in depreciation and amortization, and general and administrative expenses.

Depreciation and amortization expense increased $148,477 or 10.3% in the first nine months of 1995 compared to the first nine months of 1994. Increased depreciation and amortization expense is due to the continuing investment of Partnership resources into capital improvements. In the year since September 30, 1994, the Partnership has invested $1.4 million in capital improvements. These capital improvements are generally being depreciated over lives ranging from five to ten years.

General and administrative increased $126,846 and $128,540, respectively, for the nine month and three month periods ended September 30, 1995 compared to the same periods of 1994. The Partnership incurred approximately $122,000 of costs relating to evaluation and dissemination of information with regards to an unsolicited tender offer. See Item 5 - Other Information.

All other expense line items, both individually and as a group, increased less than 5% in 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's net loss for the first nine months was $230,326, an improvement from the $294,997 loss reported for the first nine months of 1994. Cash flow from operating activities decreased to $1,183,251 from $1,791,678 in the first nine months of 1994. The principal cause of the decrease in cash flow from operating activities was a $607,929 increase in cash paid to affiliates. During 1994, the General Partner determined not to collect the Management Incentive Distribution or the reimbursable administrative costs due to an affiliate of the General Partner until such time as the Partnership's cash position improved. Due to these measures, cash reserves increased to $1,045,158 at the end of 1994 from $331,350 at the beginning of 1994. With the additional cash reserves provided by the March 1995 refinancing of the Windrock mortgage note, the General Partner determined to resume payments of reimbursable costs. As a result, the Partnership paid, in addition to reimbursable costs incurred during 1995, $294,446 of reimbursable costs incurred by the Partnership during the course of 1994. Payments of Management Incentive Distribution remain suspended.

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

The  Partnership   continues  to  invest  significant   resources  into  capital
improvements at its properties. During the first nine months of 1995, capital improvement expenditures increased to $1,014,400 from $738,600 during the first nine months of 1994. The Partnership has budgeted an additional $185,000 of capital improvements for the balance of 1995.

Short Term Liquidity:

Due to the General Partner's decision to postpone collection of the Management Incentive Distribution and proceeds received from the refinancing of the Windrock mortgage note, the Partnership currently enjoys a substantially better cash position that it did in 1994. The Partnership's cash reserves will be needed in light of the aging condition of the Partnership's properties. The Partnership will continue to invest in capital improvements for its properties. The General Partner believes that capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce certain repair and maintenance expenses from amounts that would otherwise be incurred.

At September 30, 1995, the Partnership held $1,931,346 of cash and cash equivalents, up $886,188 from the balance at the end of 1994. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs for the balance of 1995. The General Partner anticipates that cash generated from operations for the remainder of 1995 will be sufficient to fund the Partnership's budgeted capital improvements and debt service requirements. However, 1995 cash flow from operations likely will not be adequate to pay the Management Incentive Distribution due to the General Partner. For now, the General Partner is electing to defer collection of the Management Incentive Distribution.

Long Term Liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past two years will yield improved cash flow from property operations for the balance of 1995. Furthermore, the General Partner had budgeted an additional $185,000 of capital improvements for 1995. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The General Partner has established a revolving credit facility, not to exceed $5,000,000 in the aggregate, which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds from the facility because no amount will be reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available from the facility; however, additional funds could become available as other partnerships repay borrowings.

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

Distributions:

With the exception of the Contingent MID, distributions to Partners have been suspended since 1986 as a part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. Although the Partnership recorded a Contingent MID of $454,147 for the first nine months of 1995, payments of Contingent MID have been suspended since the beginning of 1994. The General Partner will continue to monitor the cash reserves and working capital requirements of the Partnership to determine when cash flows will support resumption of Contingent MID payments and distributions to Unit holders.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
-------     -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, BDO Seidman, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

     The trial court granted summary judgment in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships appealed the summary judgment to the Dallas Court of Appeals. In August 1995, the Appeals Court upheld all of the summary judgments in favor of BDO Seidman. In exchange for the plaintiff's agreement not to file any motions for rehearing or further appeals, BDO Seidman agreed that it will not pursue the counterclaims against the Partnership.

2) High River Limited Partnership vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, McNeil Investors and Mr. and Mrs. McNeil requesting, among other things, names and addresses of the Partnership's limited partners. The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to High River tender offer materials on August 14, 1995.

     On August 18, 1995, McNeil Partners, McNeil Investors, the Partnerships, and Mr. and Mrs. McNeil filed an Answer and Counterclaim. The Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     The High River tender offer expired on October 6, 1995. The Defendants believe that the action is moot and expect the matter to be dismissed shortly.

3)   Robert Lewis vs. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc., Robert
     A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action)

     Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd. Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships ("Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for Partnership equity interests, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the Partnerships. Plaintiff also claims that Defendants have breached the Partnership Agreements by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the Partnership assets for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as Nominal Defendants as listed above ("Partnerships"). Plaintiffs allege that Defendants McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the Partnership Agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5) Alfred Napoletano vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

7) High River Limited Partnership v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River commenced a second complaint which alleges, inter alia, that McNeil's Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C.
     Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that McNeil has wrongfully refused to admit High River as a limited partner to the Funds. Additionally, High River purports to assert claims derivatively on behalf of Funds IX, XI, XV, XXIV and XXV, for breach of contract and breach of fiduciary duty, asserting that McNeil has charged these Partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring McNeil to admit High River as a limited partner in each of the ten Partnerships and to transfer the tendered units of interest in the Partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the Partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the Partnerships; and attorneys' fees.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

ITEM 5.  OTHER INFORMATION
-------  -----------------

As previously disclosed, on an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it had commenced an offer to purchase 38,940 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $95 per unit. The tender offer was originally due to expire on August 31, 1995. In connection therewith, the parties entered into certain negotiations and discussions regarding, among other things, possible transactions between the parties and their affiliates, McNeil Partners, McNeil Investors, and McREMI. On September 19, 1995, the parties having not reached any resolution on the terms of the proposed transactions, McNeil Partners terminated the parties' discussion. High River had extended its offer several times until the final expiration date of October 6, 1995. On October 11, 1995 High River announced that based on preliminary information furnished by the depository for the tender offer, approximately 9,428 units of the Partnership were tendered and not withdrawn prior to the expiration of the tender offer. On October 12, 1995, McNeil Partners announced that it would continue to explore potential avenues to enhance the value of the Partnership units, which may include, among other things, asset sales, refinancings of Partnership properties followed by distributions or tender offers for units of limited partnership. There can be no assurance that any such plans will develop or that any such transactions will be consummated.

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

            27.                  Financial   Data Schedule for the quarter ended
                                 September 30, 1995.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                       McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XIV, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



November 14, 1995                                  By:  /s/  Donald K. Reed
-------------------                                     -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



November 14, 1995                                  By:  /s/  Robert C. Irvine
------------------                                      -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



November 14, 1995                                  By:  /s/  Brandon K. Flaming
------------------                                      -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
