Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND XIV LTD
filed 1996-03-29
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                   December 31, 1995
                                ------------------------------------------------

                                       OR

[ ]  TRANSITION    REPORT   PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-12915
                            --------

                        McNEIL REAL ESTATE FUND XIV, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                       94-2822299
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code   (214)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

85,662 of the registrant's 86,534 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 43.

                                TOTAL OF 46 PAGES

                                     PART I

ITEM 1.  BUSINESS
-------  --------

ORGANIZATION
------------

McNeil Real Estate Fund XIV, Ltd. (the "Partnership") was organized April 30, 1982 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement of limited partnership dated September 20, 1991, as amended (the "Amended Partnership Agreement"). Prior to September 20, 1991, Pacific Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership dated April 30, 1982 (the "Original Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On February 14, 1983, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $35,000,000 of limited partnership units ("Units"), with the General Partners' right to increase the offering up to $50,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 17, 1984, with 86,101 Units sold at $500 each, or gross proceeds of $43,050,500 to the Partnership, including the original general partners' purchase of 200 Units for $100,000. In 1992, 483 Units were issued to the General Partner in payment of the fixed portion of the Management Incentive Distribution ("MID"). In 1993, 30 Units were relinquished. An additional 20 Units were relinquished in 1994, leaving 86,534 Units outstanding at December 31, 1995.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, including Southmark's interests in the Corporate General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, on October 12, 1990, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date: (a) an affiliate of McNeil purchased the Corporate General Partner's economic interest in the Partnership; (b) McNeil became the managing general partner of the Partnership pursuant to an agreement with the Corporate General Partner that delegated management authority to McNeil; and (c) McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On September 20, 1991, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Corporate General Partner and McNeil with the General Partner; (ii) the adoption of the Amended Partnership Agreement, which substantially alters the provisions of the Original Partnership Agreement relating to, among other things, compensation, reimbursement of expenses, and voting rights; and (iii) the approval of a new property management agreement with McREMI, the Partnership's property manager.

The Amended Partnership Agreement provides for the MID to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Additional Units may be issued in connection with the payment of the MID pursuant to the Amended Partnership Agreement. See
Item 8 - Note 2 "Transactions with Affiliates." For a discussion of the methodology for calculating and distributing the MID, see Item 13 - Certain Relationships and Related Transactions.

Settlement of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $30,118 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995, for $9,723 which, when combined with the cash proceeds from Southmark, resulted in a gain on settlement of litigation of $39,841.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and retail real estate and other real estate related assets. At December 31, 1995, the Partnership owned seven income-producing properties as described in Item 2 - Properties.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership is managed by the General Partner. In accordance with the Amended Partnership Agreement, the Partnership reimburses affiliates of the General Partner for certain expenses incurred by the affiliates in connection with the management of the Partnership. See Item 8 - Note 2 - "Transactions With Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the limited partners' Units, which may include, among other things, asset sales or refinancings of the Partnership's properties followed by distributions. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for discussion of competitive conditions at the Partnership's properties.

Other Information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer (the "HR Offer") to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $95 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on October 6, 1995. The General Partner believes that as of February 29, 1996, High River has purchased approximately 8.46% of the outstanding Units pursuant to the HR Offer. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

ITEM 2.   PROPERTIES
-------   ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1995. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable." See also Item 8 - Note 4 - "Real Estate Investments" and Item 8 -
Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                             Net Basis                            1995             Date
Property              Description           of Property          Debt         Property Tax       Acquired
--------              -----------          -------------     -------------    ------------       ---------
Country Hills
  Plaza               Retail Center
Ogden, UT             127,262 sq. ft.      $   3,946,779     $   1,879,090     $    97,178         6/84

Embarcadero
  Club (1)            Apartments
College Park, GA      404 units                7,162,036         7,759,181         132,653         9/84

Midvale Plaza         Retail Center
Midvale, UT           100,051 sq. ft.          2,219,582         1,355,277          48,051         6/84

Redwood Plaza         Retail Center
Salt Lake City, UT    86,369 sq. ft.           1,980,755           955,187          51,594         6/84

Tanglewood
  Village (2)         Apartments
Carson City, NV       130 units                3,406,827         2,815,481          40,452         6/86

Thunder Hollow (3)    Apartments
Bensalem, PA          301 units                8,353,167         9,671,886         247,910         11/84

Windrock (4)          Apartments
El Paso, TX           150 units                3,881,738         3,435,867         101,345         10/84
                                            ------------      ------------      ----------
                                           $  30,950,884     $  27,871,969     $   719,183
                                            ============      ============      ==========

-----------------------------------------
Total:    Apartments  -  985 units
          Retail Centers - 313,682 sq. ft.

(1) Embarcadero Club Apartments is owned by Embarcadero Associates which is wholly-owned by the Partnership and the General Partner.

(2) Tanglewood Village Apartments is owned by Tanglewood Fund XIV Associates, L.P. which is wholly-owned by the Partnership and the General Partner.

(3) Thunder Hollow Apartments is owned by Thunder Hollow Fund XIV Limited Partnership which is wholly-owned by the Partnership.

(4)  Windrock   Apartments  is  owned  by  Windrock  Fund  XIV,  L.P.  which  is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1995            1994           1993           1992            1991
                                        -----           -----          -----          -----           -----
Country Hills Plaza
   Occupancy Rate............            100%            100%            97%            99%             99%
   Rent Per Square Foot......           $7.38           $6.83          $6.88          $7.01           $6.95

Embarcadero Club
   Occupancy Rate............             99%             98%            88%            89%             85%
   Rent Per Square Foot......           $6.89           $6.46          $6.12          $5.77           $5.76

Midvale Plaza
   Occupancy Rate............            100%            100%            96%            96%             92%
   Rent Per Square Foot......           $4.96           $5.61          $4.97          $4.81           $4.99

Redwood Plaza
   Occupancy Rate............            100%             98%            76%           100%             98%
   Rent Per Square Foot......           $7.04           $6.33          $5.28          $4.38           $4.68

Tanglewood Village
   Occupancy Rate............             98%             97%            99%            97%             95%
   Rent Per Square Foot......           $7.35           $7.00          $6.64          $6.18           $5.92

Thunder Hollow
   Occupancy Rate............             97%             99%           100%            96%             91%
   Rent Per Square Foot......           $7.76           $7.53          $7.18          $6.76           $6.61

Windrock
   Occupancy Rate............             75%             83%            91%            90%             95%
   Rent Per Square Foot......           $5.01           $5.33          $5.11          $4.80           $4.67

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for retail properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions at Properties
------------------------------------

Country Hills Plaza has been able to achieve above market levels of occupancy and net rental rates. Current occupancy is 100%. Of the four leases due to expire in 1996, the Partnership expects only one tenant will vacate its space, but the Partnership anticipates re-leasing the space during 1996. Two new retail centers were opened to the north and south of Country Hills along the same major artery that Country Hills is located; however, Country Hills continues to hold a strong market position. Country Hills enjoys a good location next to a university and a major medical center. Capital improvements made during 1995 have given the property an updated, 90's look.

The area surrounding Embarcadero Club Apartments has rebounded from the 1991 Eastern Airlines bankruptcy. Embarcadero Club is 2.5 miles from Atlanta's Hartsfield International Airport. Area occupancy has improved to 95%, and concessions granted to tenants are becoming rare. Embarcadero Club's occupancy rate is at 99%, and concessions are no longer required to maintain that occupancy rate. Embarcadero Club competes with both low end and high end properties. Renovations in excess of $1,000,000 in the past four years have added significantly to the property's competitiveness. No new construction is planned for the area.

The anchor tenant at Midvale Plaza vacated its space during 1995. Although the tenant continues to pay rent in accordance with the tenant's lease, the "dark" space at the property has a negative impact on the property. The Partnership is working with the tenant to either sublease the anchor space or to find a replacement tenant. The property remains 100% leased with two leases coming up for renewal in 1996. The property enjoys an excellent location at the intersection of two main thoroughfares. The principal problem for the property is to maintain its clean appearance and curb appeal relative to newer retail centers in the area. In this regard, capital expenditures will be necessary to update the appearance of the property.

The area surrounding Redwood Plaza is transforming from a middle to low income area to a growing commercial district. Local businesses, such as McDonnell Douglas, Litton Industries and Unisys, as well as one of the property's tenants, the Utah Motor Vehicle Division, provide strong lunch time traffic to the property. The Motor Vehicle Division is one of only three offices in the Salt Lake Valley where motorists may renew their licenses. Two small corner retail centers are being constructed in the immediate vicinity of the property, but these developments should only add to the property's appeal as the prime retail site in the area. Occupancy is projected to decrease slightly during 1996 while the Partnership works to replace two of its tenants with stronger businesses.

Tanglewood Village Apartments rental rates have increased ahead of its Carson City competition due to the addition of a new swimming pool, renovation of the clubhouse, and a unique floor plan mix. Occupancy rates for both the Carson City area and Tanglewood Village average a strong 96%. Tanglewood Village has shown strong earnings growth the past two years due to capital improvements. The property is well located in an area projected to have a strong rental market for the next three years.

Thunder Hollow Apartments has been able to maintain occupancy rates in line with the local market's 94% to 96% average occupancy rate even though it typically has been able to obtain rental rates higher than its competition. The property has some of the largest floor plans in its market, an especially attractive feature for tenants with children. There has been no new multi-family development in the market for several years. Competition is limited in this market, but further increases in rental rates may be difficult to achieve due to the predominantly blue collar demographics of the area and an overbuilt single family home market.

The occupancy rate at Windrock Apartments fell by year end to 75%. The decrease is attributable to the local economy. El Paso's unemployment rate is 11.8%, and one of the major employers, Fort Bliss, has scheduled further layoffs for 1996. Additionally, the local economy is tied closely to Mexico's economy which has been very unstable due to the peso's devaluation. Windrock's average occupancy rate has usually trailed market averages by 3 to 5%. Windrock offers some unusually large floor plans in a secluded setting, but lack of washer/dryer connections and limited parking space have been handicaps for the property as it competes with newer properties with full amenity packages. Capital improvements completed and planned are necessary for Windrock to compete with newer properties in the area.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1996 through 2005:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------         -----------        -----------
Country Hills Plaza
1996                             4                     6,239         $    64,553              8%
1997                             3                     5,518              54,106              7%
1998                             1                     1,638              18,018              2%
1999                             2                     4,664              44,528              6%
2000                             2                     2,801              30,267              4%
2001                             0                         -                   -              -
2002                             1                     1,615              16,958              2%
2003                             0                         -                   -              -
2004                             1                    37,123             120,279             16%
2005                             0                         -                   -              -

Midvale Plaza
1996                             2                     6,092         $    39,666              9%
1997                             1                     3,078              41,400             10%
1998                             2                     8,571              69,100             16%
1999                             0                         -                   -              -
2000                             1                     4,131              30,204              7%
2001                             1                    25,143              69,144             16%
2002                             0                         -                   -              -
2003                             0                         -                   -              -
2004                             1                    15,818              67,345             16%
2005                             0                         -                   -              -

Redwood Plaza
1996                             5                    13,342         $    88,708             18%
1997                             2                     5,549              31,643              6%
1998                             3                     5,330              36,051              7%
1999                             2                     2,999              21,743              4%
2000                             1                    24,873              55,964             11%
2001                             0                         -                   -              -
2002                             0                         -                   -              -
2003                             1                    20,100             203,613             41%
2004                             1                    14,993              63,270             13%
2005                             0                         -                   -              -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:


Nature of
Business                         Square Footage                                                 Lease
   Use                               Leased                      Annual Rent                  Expiration
---------                        --------------                  -----------                  ----------
Country Hills Plaza
Grocery Store                         67,100                       $416,808                      2013
Discount Store                        37,123                        120,279                      2004

Midvale Plaza

Grocery Store                         25,143                         69,144                      2001
Discount Store                        15,818                         67,345                      2004
Home Supply Store                     37,122                        102,971                      2006

Redwood Plaza

Grocery Store                         24,873                         55,964                      2000
Government Office                     20,100                        203,613                      2003
Discount Store                        14,993                         63,270                      2004


ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

For a discussion of the Southmark bankruptcy, see Item 1 - Business and Item 8 -
Note 10 - "Gain on Legal Settlement."

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------      ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)  Title of Class                     Number of Record Unit Holders
     --------------                     -----------------------------

     Limited partnership units          4,222 as of February 16, 1995

(C) No distributions were made to the limited partners during 1995 or 1994, and none are anticipated in 1996. The Partnership accrued distributions of $601,583 and $573,908 for the benefit of the General Partner for the years ended December 31, 1995 and 1994, respectively, all of which remains unpaid at December 31, 1995. These distributions are the Contingent MID pursuant to the Amended Partnership Agreement. Payment of Contingent MID distributions was suspended at the beginning of 1994. The General Partner anticipates resuming partial payment of Contingent MID distributions in 1996. See Item 8 - Note 2 - "Transactions with Affiliates." See also Item 7
     - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will resume distributions to the limited partners.

ITEM 6.      SELECTED FINANCIAL DATA
-------      -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.

Statements of                                             Years Ended December 31,
Operations                              1995           1994            1993           1992           1991
------------------                  -------------  ------------   ------------    ------------   ------------
Rental revenue...............       $   9,188,439  $   8,899,488  $    8,881,991   $  8,942,919   $  8,868,731
Gain on legal settlement.....              39,841              -               -              -              -
Gain on involuntary
   conversion................                   -         51,588               -              -              -
Gain on disposition
   of real estate............                   -              -         627,902              -              -
Total revenue................           9,350,464      8,988,225       9,539,165      9,046,359      9,010,613
Loss on disposition of
   real estate...............                   -              -               -              -              -
Loss before extraordinary
   item......................            (331,176)      (300,760)       (626,596)    (1,622,555)    (1,496,182)
Extraordinary gain on
   extinguishment of debt....                   -              -               -         76,242              -
Net loss.....................            (331,176)      (300,760)       (626,596)    (1,546,313)    (1,496,182)

Net loss per limited
   partnership unit:
Loss before extraordinary
   item......................       $       (3.79) $       (3.44) $       (7.17)  $      (18.55) $      (17.20)
Extraordinary gain on
   extinguishment of debt....                   -              -               -            .87              -
                                     ------------   ------------   -------------   ------------   ------------

Net loss.....................       $       (3.79) $       (3.44) $        (7.17) $      (17.68) $      (17.20)
                                     ============   ============   =============   ============   ============


                                                              As of December 31,
Balance Sheets                          1995           1994            1993           1992            1991
--------------                      -------------  -------------  --------------  -------------  -------------
Real estate investments,
   net.........................    $   30,950,884  $  31,396,082  $   32,248,606  $  36,625,427  $  37,615,712
Total assets...................        35,275,343     35,214,866      35,514,281     39,408,958     41,781,329
Mortgage notes payable,
   net.........................        27,871,969     27,161,556      27,520,265     30,144,223     30,316,531
Partners' equity...............         5,219,414      6,152,173       7,026,841      8,125,447      9,751,259

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold Ridgewood Park Apartments on June 15, 1993.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. On June 15, 1993, the Partnership sold its investment in Ridgewood Park Apartments for a cash sales price of $4,433,000. At the end of 1995, the Partnership owned four apartment properties and three retail shopping centers. All of the Partnership's properties are subject to mortgage notes.

On March 13, 1995, the Partnership refinanced Windrock Apartments with a new $3,450,000 mortgage note. Proceeds from the new mortgage were used to pay off the prior first and second mortgage notes encumbering Windrock Apartments, to fund various escrows for the payment of property taxes, insurance, repairs and replacements, and to pay for loan fees and other costs associated with obtaining the new mortgage note. Residual proceeds of approximately $824,000 were added to the Partnership's cash reserves. The Partnership's next maturing mortgage note does not come due until April 1, 2002.

RESULTS OF OPERATIONS
---------------------

1995 compared to 1994

Revenue:

The Partnership's rental revenue increased $288,951 or 3.2% in 1995 compared to 1994. Rental revenue increased at five of the Partnership's seven properties. Base rental rates increased at all four of the Partnership's residential properties. Occupancy rates increased at Tanglewood Village and Embarcadero Club, leading to rental revenue gains of 5.0% and 6.6%, respectively. The Partnership's capital improvement program has improved the attractiveness of both properties to current and potential tenants. Although occupancy decreased at Thunder Hollow, rental revenue still increased 3.1%. Rental losses, such as vacancy, discounts or other concessions, increased at Windrock Apartments, leading to a 5.9% decrease in rental revenue at the El Paso property. A weak local economy, as well as competition from newer apartment communities contributed to the decrease in rental revenue at Windrock.

All three of the Partnership's Utah strip shopping centers ended 1995 100% leased. Good locations and a strong Utah economy have enabled the three properties to continue to provide positive cash flow for the Partnership. Capital improvements and an excellent location have enabled Country Hills to not only compete with newer developments, but to increase occupancy and expense recoveries from its tenants. Rental revenue at the Ogden property increased 8.1% in 1995. Redwood Plaza increased its rental revenue by 11.1% as occupancy significantly improved. Redwood Plaza has limited competition in a location that is experiencing strong commercial growth. Midvale Plaza's anchor tenant vacated its space in June 1995. Although the tenant continues to pay rent to the Partnership, the "dark" space at the center has a negative impact on the remaining tenants. Additionally, percentage rents and expense recoveries have decreased significantly since the anchor tenant vacated. Rental revenue at the suburban Salt Lake City property decreased 11.7% in 1995. Management is working with the anchor tenant to either sublease the dark space or to find a replacement tenant for the Partnership's own account. Midvale Plaza will likely need capital improvement funds to update the property's appearance before it can effectively compete with newer properties in the area.

Interest revenue increased more than three-fold to $122,184 during 1995. Steps taken during the course of 1994 and 1995 to raise the Partnership's cash reserves have resulted in increased funds invested in interest-bearing accounts.

The  Partnership   received  $39,841  in  cash  and  securities  from  Southmark
Corporation in settlement of the Partnership's claims in the Southmark bankruptcy case. Proceeds from the settlement were recorded as a gain on legal settlement in the second quarter of 1995.

Expenses:

Partnership expenses increased $392,655 or 4.2% in 1995 compared to 1994. On a combined basis, increased expenses were concentrated in depreciation and amortization, and general and administrative expenses.

Depreciation and amortization expense increased $180,712 or 9.1% in 1995 compared to 1994. Because of the $4.22 million invested in capital improvements over the past three years, depreciation charges continue to increase. $1.74 million was invested in capital improvements during 1995. These capital improvements are generally being depreciated over lives ranging from five to ten years.

General and administrative expense increased $113,231 to $195,036 in 1995. The Partnership incurred $150,133 of costs relating to evaluation and dissemination of information with regards to an unsolicited tender offer. See Item 3 - Legal Proceedings. General and administrative expenses paid to affiliates increased
$26,368 or 7.6% in 1995. Administrative expenses paid to affiliates increased due to a reduction in the number of properties managed by McREMI over which such costs are allocated.

All other expense line items, both individually and as a group, increased less than 4.2% in 1995 compared to 1994.

1994 compared to 1993

Revenue:

Excluding Ridgewood Park Apartments, rental revenues increased $497,152 or 5.9%. Rental revenues increased at six of the Partnership's seven properties. The Partnership was able to raise base rental rates at all of its properties except Country Hills Plaza. Five of the Partnership's properties also reported increased average occupancy rates for 1994 compared to 1993. Average occupancy rates for 1994 at Country Hills Plaza and Windrock Apartments were unchanged from 1993 rates. On a percentage basis, the largest rental revenue increases were 19.8% and 12.9% at Redwood Plaza and Midvale Plaza, respectively. Both of these Utah shopping centers showed positive results from new tenants. All four of the Partnership's apartment properties recorded increased rental revenue ranging from 4.2% to 5.6% through a combination of increased rental rates and increased occupancy rates. Country Hills Plaza recorded a .7% decrease in rental revenue primarily due to a $25,000 decrease in expense reimbursements received from tenants.

The Partnership recorded a $51,588 gain on involuntary conversion in 1994. The gain relates to freeze damage incurred at Thunder Hollow Apartments on January 9, 1994. The Partnership incurred damages of $69,335. Insurance proceeds of $79,467 were received to repair the damages. The excess of insurance proceeds over the adjusted basis of the property destroyed resulted in a gain of $51,588.

Expenses:

Expenses incurred by the Partnership during 1994 decreased $876,776 or 8.6% compared to 1993. Most of the decrease, however, is attributable to the sale of Ridgewood Park Apartments in June 1993. Excluding expenses attributable to Ridgewood Park Apartments, expenses decreased $248,851 or 2.6%.

Excluding interest on the Ridgewood Park mortgage, interest expense for 1994 decreased $306,338 or 10.1% compared to 1993. The decrease is attributable to the 1993 modification of the Embarcadero Club mortgage note and the 1993 refinancing of the Tanglewood Village mortgage note. The interest rates on these two mortgage notes were reduced to 7.875% from 10% and to 6.75% from 12% for Embarcadero Club and Tanglewood Village, respectively. The interest expense on the Partnership's remaining mortgage notes decreased slightly as regularly scheduled principal payments continue to reduce the principal balances of the notes.

Depreciation and amortization expense increased $205,393 or 11.5% in 1994 compared to 1993, excluding depreciation on Ridgewood Park for 1993. The increase is attributed to the addition of $2.5 million of depreciable capital expenditures at the Partnership's properties during 1994 and 1993.

Personnel expenses and property management fees, excluding charges incurred at Ridgewood Park Apartments, increased $90,353 or 6.9% in 1994 compared to 1993. Personnel expenses have increased and are expected to continue to increase due to the Partnership's effort to increase occupancy rates by the continuous refurbishment of residential units and upgrade of services offered to tenants. Such improvements are partially achieved through higher maintenance standards that require additional personnel and maintenance expenditures. Increased personnel expenses can also be attributed to on-site personnel performing certain maintenance procedures that were formerly contracted to vendors. Property management fees increased due to the increase in the rental receipts at the properties, which are the basis for computing such fees.

Expenses for property taxes, repairs and maintenance, utilities and other property operating expenses decreased in 1994 compared to 1993 due to the sale of Ridgewood Park Apartments in 1993. These expenses for 1994 showed only minor variances from 1993 after elimination of the effect of Ridgewood Park Apartments on the 1993 amounts.

General and administrative expenses decreased $65,668 or 45% in 1994 compared to 1993. This decrease is due to savings the Partnership achieved through a new tax processing and reporting system and a reduction in legal and professional fees. General and administrative expenses paid to affiliates decreased $81,498 or 19% in 1994 compared to 1993 due to elimination of the Fixed MID effective July 1, 1993. Fixed MID for 1993 totaled $71,182. Cost reimbursements paid to McREMI are based upon the number of properties owned by the Partnership. These expenses decreased $10,316 due to the sale of Ridgewood Park Apartments in 1993.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three year period ended December 31, 1995, the Partnership experienced losses totaling $1,258,532. However, during the same three year period, the Partnership generated $4,515,549 of cash flow from operating activities. Cash flow from operations decreased $679,504 to $1,627,898 in 1995 compared to 1994. The largest factor in the decrease was a $725,523 increase in cash paid to affiliates. At the beginning of 1994, the General Partner decided not to collect administrative reimbursements or MID payments until the Partnership's cash position improved. The cash position of the Partnership did improve during the course of 1994 to the point that the General Partner determined to resume payment of administrative reimbursements in early 1995. Therefore, cash paid to affiliates in 1995 includes administrative reimbursements accrued for 1995 and 1994. For 1995, MID payments remained suspended.

The $725,523 increase in cash paid to affiliates was partially offset by a $311,465 or 3.5% increase in cash received from tenants. Approximately half of the increased cash flow originated at Embarcadero Club Apartments. Increased rental receipts have been particularly noteworthy, given the capital improvements made at the suburban Atlanta property over the past three years. To a lesser extent, Country Hills Plaza and Redwood Plaza, Tanglewood Village Apartments and Thunder Hollow Apartments also reported increased receipts from tenants.

The Partnership invested $1.74 million in capital improvements in 1995, in addition to the $1.17 million and $1.31 million invested in 1994 and 1993, respectively. The Partnership has budgeted an additional $1.07 million for capital improvements and recurring replacements in 1996. In 1993, the Partnership realized $290,152 from the sale of Ridgewood Apartments, after repayment of the Ridgewood Park mortgage loan. No additional Partnership properties are currently being marketed for sale.

In March 1995, the Partnership refinanced Windrock Apartments in a transaction that yielded approximately $824,000 of financing proceeds to the Partnership, after funding the required escrows and paying deferred borrowing costs related to the financing. The Partnership's next mortgage balloon payment does not occur until 2002.

In 1993, the Partnership paid Contingent MID to the General Partner in the amount of $571,879. For 1994 and 1995, the General Partner elected to defer receipt of the Contingent MID payments until such time as the Partnership's cash position improves. The Contingent MID deferred for 1994 and 1995 amounted to $573,908 and $601,583, respectively.

Short-term liquidity:

The Partnership expended considerable resources during the past three years to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the past three years have enabled the Partnership to increase its rental revenues and reduce certain of its repairs and maintenance expenses. The Partnership has budgeted an additional $1.07 million of capital improvements for 1996, to be funded from property operations and cash reserves.

At December 31, 1995, the Partnership held cash and cash equivalents of $1,417,948. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner anticipates resuming MID payments if the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1996 will be sufficient to fund the Partnership's budgeted capital improvements for 1996 and to repay the current portion of the Partnership's mortgage notes.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will be able to receive funds from the facility because no amount will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 was available from the facility. However, additional funds could become available as other partnerships repay borrowings. This commitment by the General Partner will terminate on September 20, 1996.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $4.2 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

As an additional source of liquidity, the General Partner may attempt to sell Partnership properties judged to be mature considering the circumstances of the market where the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such cash proceeds could be timed to coincide with the liquidity needs of the Partnership. In this regard, the Partnership sold Ridgewood Park Apartments in Virginia Beach, Virginia in 1993. Currently no Partnership properties are being marketed for sale.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the contingent portion of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the three year period ended December 31, 1995, ($3,312), ($3,008) and ($6,266), respectively, was allocated to the General Partner. The limited partners received allocations of net loss of ($327,864), ($297,752) and ($620,330) for the three year period ended December 31, 1995, 1994 and 1993, respectively.

Distributions to Unit holders have been suspended since 1986 as part of management's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. The Partnership paid $571,879 of Contingent MID distributions to the General Partner during 1993. No Contingent MID was paid during 1994 and 1995 due to the General Partner's decision to defer payment of Contingent MID until such time as the Partnership's cash position is improved. The Partnership anticipates resuming MID payments during 1996 if the Partnership's properties continue to perform as projected.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------


                                                                   Page
                                                                  Number
                                                                  ------
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.........                19

   Balance Sheets at December 31, 1995 and 1994.....                20

   Statements of Operations for each of the three
      years in the period ended December 31, 1995...                21

   Statements of Partners' Equity (Deficit) for
      each of the three years in the period ended
      December 31, 1995.............................                22

   Statements of Cash Flows for each of the three
      years in the period ended December 31, 1995...                23

   Notes to Financial Statements....................                25

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and
         Accumulated Depreciation and Amortization..                38












All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XIV, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XIV, Ltd. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XIV, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP



Dallas, Texas
   March 6, 1996

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       -----------------------------------
                                                                            1995                  1994
                                                                       --------------       --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     6,833,471      $    6,833,471
   Building and improvements................................                45,953,575          44,237,251
                                                                        --------------       -------------
                                                                            52,787,046          51,070,722
   Less:  Accumulated depreciation and amortization.........               (21,836,162)        (19,674,640)
                                                                        --------------       -------------
                                                                            30,950,884          31,396,082

Cash and cash equivalents...................................                 1,417,948           1,045,158
Cash segregated for security deposits.......................                   370,097             372,157
Accounts receivable.........................................                   350,823             394,285
Prepaid expenses and other assets...........................                   200,574             230,521
Escrow deposits.............................................                   844,622             655,767
Deferred borrowing costs, net of accumulated
   amortization of $250,597 and $170,822 at
   December 31, 1995 and 1994, respectively.................                 1,140,395           1,120,896
                                                                        --------------       -------------

                                                                       $    35,275,343      $   35,214,866
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    27,871,969      $   27,161,556
Accounts payable............................................                   166,434             155,071
Accrued property taxes......................................                   100,877              84,880
Accrued interest............................................                   201,267             203,282
Other accrued expenses......................................                    79,725              81,605
Payable to affiliates - General Partner.....................                 1,255,290             991,530
Security deposits and deferred rental revenue...............                   380,367             384,769
                                                                        --------------       -------------
                                                                            30,055,929          29,062,693
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners - 100,000  limited  partnership
     units  authorized;  86,534 limited partnership
     units issued and outstanding at December 31,
     1995 and 1994..........................................                 7,766,250           8,094,114
   General Partner..........................................                (2,546,836)         (1,941,941)
                                                                        --------------       -------------
                                                                             5,219,414           6,152,173
                                                                        --------------       -------------

                                                                       $    35,275,343      $   35,214,866
                                                                        ==============       =============


                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    9,188,439     $    8,899,488    $     8,881,991
   Interest................................               122,184             37,149             29,272
   Gain on legal settlement................                39,841                  -                  -
   Gain on involuntary conversion..........                     -             51,588                  -
   Gain on disposition of real estate......                     -                  -            627,902
                                                    -------------      -------------     --------------
     Total revenue.........................             9,350,464          8,988,225          9,539,165
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             2,694,731          2,720,260          3,240,023
   Depreciation and amortization...........             2,171,607          1,990,895          1,882,342
   Property taxes..........................               719,183            711,473            740,008
   Personnel expenses......................               984,852            964,656            971,186
   Repairs and maintenance.................             1,038,206            996,159          1,105,212
   Utilities...............................               469,550            479,218            580,063
   Property management fees -
     affiliates............................               456,139            441,082            444,682
   Other property operating expenses.......               579,641            557,110            626,947
   General and administrative..............               195,036             81,805            147,473
   General and administrative -
     affiliates............................               372,695            346,327            427,825
                                                    -------------      -------------     --------------
     Total expenses........................             9,681,640          9,288,985         10,165,761
                                                    -------------      -------------     --------------

Net loss...................................        $     (331,176)    $     (300,760)   $      (626,596)
                                                    =============      =============     ==============

Net loss allocated to limited
   partners................................        $     (327,864)    $     (297,752)   $      (620,330)
Net loss allocated to General
   Partner.................................                (3,312)            (3,008)            (6,266)
                                                    -------------      -------------     --------------

Net loss...................................        $     (331,176)    $     (300,760)   $      (626,596)
                                                    =============      =============     ==============

Net loss per limited partnership unit......        $        (3.79)    $        (3.44)   $         (7.17)
                                                    =============      =============     ==============







                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993


                                                                                                    Total
                                                                                                   Partners'
                                                     General                 Limited                Equity
                                                     Partner                 Partners              (Deficit)
                                                 ----------------       ----------------       ---------------
Balance at December 31, 1992..............       $      (886,749)       $      9,012,196       $     8,125,447

Net loss..................................                (6,266)               (620,330)             (626,596)

Contingent Management Incentive
   Distribution...........................              (472,010)                      -              (472,010)
                                                  --------------          --------------        --------------

Balance at December 31, 1993..............            (1,365,025)              8,391,866             7,026,841

Net loss..................................                (3,008)               (297,752)             (300,760)

Contingent Management Incentive
   Distribution...........................              (573,908)                      -              (573,908)
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............            (1,941,941)              8,094,114             6,152,173

Net loss..................................                (3,312)               (327,864)             (331,176)

Contingent Management Incentive
   Distribution...........................              (601,583)                      -              (601,583)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............       $    (2,546,836)        $     7,766,250       $     5,219,414
                                                  ==============          ==============        ==============










                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                         1995               1994               1993
                                                   ---------------    ---------------   ---------------
 Cash flows from operating activities:
   Cash received from tenants..............        $    9,215,001     $    8,903,536    $     8,730,793
   Cash paid to suppliers..................            (3,400,938)        (2,983,226)        (3,343,526)
   Cash paid to affiliates.................            (1,166,657)          (441,134)          (938,615)
   Interest received.......................               122,184             37,149             29,272
   Interest paid...........................            (2,477,133)        (2,516,551)        (3,100,661)
   Property taxes paid.....................              (704,400)          (692,372)          (797,014)
   Cash received from legal
     settlement............................                39,841                  -                  -
                                                    -------------      -------------     --------------
Net cash provided by operating
     activities............................             1,627,898          2,307,402            580,249
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................            (1,743,497)        (1,166,250)        (1,309,934)
   Net proceeds from sale of real
     estate investment.....................                     -                  -          4,483,152
   Insurance proceeds from gain on
     involuntary conversion................                17,088             79,467                  -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
     investing activities..................            (1,726,409)        (1,086,783)         3,173,218
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (536,941)          (494,746)          (358,559)
   Deferred borrowing costs paid...........              (107,525)           (12,065)          (919,231)
   Retirement of mortgage note due
     to sale of real estate investment.....                     -                  -         (4,193,000)
   Net proceeds from refinancing of
     mortgage notes payable................             1,115,767                  -          1,808,095
   Contingent Management
     Incentive Distribution................                     -                  -           (571,879)
                                                    -------------      -------------     --------------
Net cash provided by (used in)
      financing activities.................               471,301           (506,811)        (4,234,574)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash
     and cash equivalents..................               372,790            713,808           (481,107)

Cash and cash equivalents at
     beginning of year.....................             1,045,158            331,350            812,457
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $    1,417,948     $    1,045,158    $       331,350
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1995                1994               1993
                                                   ---------------    ---------------   ---------------
Net loss...................................        $     (331,176)    $     (300,760)   $     (626,596)
                                                    -------------      -------------     -------------
Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation and amortization...........             2,171,607          1,990,895          1,882,342
   Amortization of deferred
     borrowing costs.......................                88,026             71,255             82,547
   Amortization of discounts on
     mortgage notes payable................               131,587            136,037            119,506
   Gain on disposition of real estate......                     -                  -           (627,902)
   Gain on involuntary
     conversion............................                     -            (51,588)                 -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                 2,060             10,172            (66,720)
     Accounts receivable...................                43,462             13,906              2,366
     Prepaid expenses and other
       assets..............................                29,947             26,897            (27,073)
     Escrow deposits.......................              (188,855)            50,534            (85,977)
     Accounts payable......................                11,363            (20,014)            12,590
     Accrued property taxes................                15,997              6,810              3,114
     Accrued interest......................                (2,015)            (3,583)           (62,689)
     Other accrued expenses................                (1,880)            10,350             31,413
     Payable to affiliates - General
       Partner.............................              (337,823)           346,275            (66,107)
     Security deposits and deferred
       rental revenue......................                (4,402)            20,216              9,435
                                                    -------------      -------------     --------------
         Total adjustments.................             1,959,074          2,608,162          1,206,845
                                                    -------------      -------------     --------------

Net cash provided by operating
     activities............................        $    1,627,898     $    2,307,402    $       580,249
                                                    =============      =============     ==============









                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XIV, Ltd. (the "Partnership") was organized April 30, 1982 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an amended and restated partnership agreement of limited partnership dated September 20, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1995, the Partnership owned seven income-producing properties as described in Note 4 - Real Estate Investments.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's financial statements include the accounts of the following listed tier partnerships. These single asset tier partnerships were formed to accommodate the refinancings of the related properties. The ownership interest of the Partnership and the General Partner in each tier is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented as it is either negative or immaterial.

                                                                     % of Ownership Interest
     Tier Partnership                                            Partnership       General Partner
     ----------------                                            -----------       ---------------
     Limited partnerships:
       Tanglewood Fund XIV Associates, L.P. (b)...........            99                   1
       Thunder Hollow Fund XIV Limited
         Partnership (a) (b)..............................           100                   -
       Windrock Fund XIV, L.P. (a) (c)....................           100                   -

     General partnerships:
       Embarcadero Associates (b).........................            99                   1

(a) The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

(b) Included in the financial statements for the years ended December 31, 1995, 1994 and 1993.

(c)  Included in the financial statements for the year ended December 31, 1995.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation
------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements are amortized over the terms of the related tenant leases using the straight-line method.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit with financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the terms of the related mortgage notes. Amortization of deferred borrowing costs is included in interest expense in the Statements of Operations.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on mortgage notes is included in interest expense in the Statements of Operations.

Rental Revenue
--------------

The Partnership leases its residential properties under short-term operating leases. Lease terms generally are less than one year in duration. Rental income is recognized as earned.

The Partnership leases its commercial properties under non-cancelable operating leases. Certain leases provide concessions and/or periods of escalating or free rent. Rental income is recognized on a straight-line basis over the term of the related lease. The excess of rental income recognized over the contractual rental payments is recorded as accrued rent receivable and is included in accounts receivable on the Balance Sheets.

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

Net losses of the Partnership for both financial statement and income tax reporting purposes are allocated 99% to the limited partners and 1% to the General Partner.

Net income of the Partnership for both financial statement and income tax reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount paid for the contingent portion of the Management Incentive Distribution for which no income allocation has previously been made (see Note 2 - "Transactions with Affiliates"). Any remaining net income is allocated to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a) First, to the General Partner, in an amount equal to the contingent portion of the Management Incentive Distribution (see Note 2 - "Transactions with Affiliates"); and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were paid to the limited partners in 1995, 1994 or 1993. The Partnership accrued distributions of $601,583, $573,908 and $472,010 for the benefit of the General Partner for the contingent portion of the Management Incentive Distribution in 1995, 1994 and 1993, respectively.

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per limited partnership unit ("Units") is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 86,534 Units outstanding in 1995 and 1994, and 86,554 Units outstanding in 1993.

Reclassifications
-----------------

Certain reclassifications have been made to prior period amounts to conform with current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The Partnership pays property management fees equal to 5% of the Partnership's gross rental receipts to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may choose to perform leasing services for the Partnership's commercial properties, in which case McREMI will receive a property management fee equal to 3% of the gross rental receipts of the Partnership's commercial properties plus a commission for performing leasing services equal to the prevailing market rate for such services in the area where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and is equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminated the Fixed MID and made the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID remained the same.

Fixed MID was payable in Units unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID, in which case, at the General Partner's option, the Fixed MID was paid in cash to the extent of such excess. Prior to its elimination in June 1993, a Fixed MID payment in the amount of $71,182 was made to the General Partner.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. In 1993, the Partnership paid Contingent MID to the General Partner in the amount of $571,879. No payments for Contingent MID were made during 1994 or 1995 because the General Partner elected to defer MID payments until the Partnership's cash position improves.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which, under policies of prior management, had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the Entitlement Amount which determines the amount of Contingent MID earned and the amount of Fixed MID payable in cash. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1993, 1994 or 1995 as the Entitlement Amount was sufficient to pay Contingent MID notwithstanding the amendment of the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------    ---------------
Property management fees -
   affiliates..............................        $      456,139     $      441,082    $       444,682
Charged to general and
   administrative - affiliates:
   Partnership administration..............               372,695            346,327            356,643
   Fixed Management Incentive
     Distribution..........................                     -                  -             71,182
                                                    -------------      -------------     --------------

                                                   $      828,834     $      787,409    $       872,507
                                                    =============      =============     ==============

Charged to General Partner's deficit:
   Contingent Management Incentive
     Distribution                                  $      601,583     $      573,908    $       472,010
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1995 and 1994 consists of reimbursable costs, property management fees and Contingent MID that are due and payable from current operations.

NOTE 3 - TAXABLE LOSS
---------------------

McNeil Real Estate Fund XIV, Ltd. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $1,331,413, $873,565 and $33,231 in 1995, 1994 and 1993, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1995 and 1994 are set forth in the following tables:

                                                   Buildings and         Accumulated           Net Book
       1995                         Land           Improvements          Depreciation            Value
       ----                    --------------      --------------      ---------------     --------------
Country Hills Plaza
   Ogden, UT                   $      767,662     $     5,457,141      $   (2,278,024)     $    3,946,779
Embarcadero Club
   College Park, GA                 1,216,712          12,161,392          (6,216,068)          7,162,036
Midvale Plaza
   Midvale, UT                        783,169           2,772,471          (1,336,058)          2,219,582
Redwood Plaza
   Salt Lake City, UT                 618,812           2,460,573          (1,098,630)          1,980,755
Tanglewood Village
   Carson City, NV                    705,859           4,831,955          (2,130,987)          3,406,827
Thunder Hollow
   Bensalem Township, PA            1,837,539          12,670,168          (6,154,540)          8,353,167
Windrock
   El Paso, TX                        903,718           5,599,875          (2,621,855)          3,881,738
                                -------------       -------------       -------------       -------------
                               $    6,833,471      $   45,953,575      $  (21,836,162)     $   30,950,884
                                =============       =============       =============       =============


                                                   Buildings and         Accumulated          Net Book
       1994                         Land           Improvements          Depreciation           Value
       ----                    --------------      --------------      --------------      --------------

Country Hills Plaza            $      767,662      $    5,300,904      $   (2,063,184)     $    4,005,382
Embarcadero Club                    1,216,712          11,902,589          (5,649,515)          7,469,786
Midvale Plaza                         783,169           2,739,409          (1,220,276)          2,302,302
Redwood Plaza                         618,812           2,357,577            (966,546)          2,009,843
Tanglewood Village                    705,859           4,646,636          (1,881,198)          3,471,297
Thunder Hollow                      1,837,539          12,021,468          (5,552,918)          8,306,089
Windrock                              903,718           5,268,668          (2,341,003)          3,831,383
                                -------------       -------------       -------------       -------------
                               $    6,833,471      $   44,237,251      $  (19,674,640)     $   31,396,082
                                =============       =============       =============       =============


During the fourth quarter of 1992, the General Partner placed Ridgewood Park Apartments on the market for sale. Ridgewood Park Apartments was sold on June 15, 1993 (see Note 6 - "Disposition of Property").

The Partnership leases its commercial properties under various non-cancelable operating leases. Future minimum rents to be received for commercial properties as of December 31, 1995, are as follows:


       1996 ...........................................       $ 1,539,000
       1997 ...........................................         1,420,000
       1998 ...........................................         1,318,000
       1999 ...........................................         1,224,000
       2000 ...........................................         1,179,000
       Thereafter .....................................         7,205,000
                                                               ----------
                                                              $13,885,000
                                                               ==========

Future minimum rents do not include contingent rentals based on sales volume of tenants. Contingent rents amounted to $3,489, $45,121 and $30,816 for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. These expense reimbursements amounted to $370,814, $318,587 and $311,298 for the years ended December 31, 1995, 1994 and 1993, respectively.

The Partnership's real estate investments are encumbered by mortgage notes as discussed in Note 5 - "Mortgage Notes Payable."

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes of the Partnership at December 31, 1995 and 1994. All mortgage notes are secured by real estate investments:


                         Mortgage           Annual       Monthly
                         Lien               Interest     Payments/                      December 31,
Property                 Position    (a)    Rates %      Maturity Date (e)          1995                1994
--------                 ---------------    -------    ----------------------  --------------    ----------------
Country Hills Plaza      First                9.000    $   24,742    07/04 (e) $    2,344,625    $     2,426,470
                         Discount (b)                                                (465,535)          (515,620)
                                                                                -------------     --------------
                                                                                    1,879,090          1,910,850
                                                                                -------------     --------------

Embarcadero Club         First (c)            7.875        57,280    12/23          7,759,181          7,832,352
                                                                                -------------     --------------

Midvale Plaza            First                9.500        20,589    09/06          1,660,294          1,745,200
                         Discount (b)                                                (305,017)          (339,703)
                                                                                -------------     --------------
                                                                                    1,355,277          1,405,497
                                                                                -------------     --------------


                         Mortgage           Annual        Monthly
                         Lien               Interest      Payments/                      December 31,
Property                 Position  (a)      Rates %       Maturity Date (e)         1995                1994
--------                 -------------      --------      -----------------    --------------    ---------------
Redwood Plaza            First                9.875       $14,660    06/06     $    1,147,137    $     1,206,551
                         Discount (b)                                                (191,950)          (214,359)
                                                                                -------------     --------------
                                                                                      955,187            992,192
                                                                                -------------     --------------

Tanglewood Village       First (c)            6.750        20,176    11/18          2,815,481          2,865,689
                                                                                -------------     --------------

Thunder Hollow           First (c)            8.150        82,131    07/03 (e)      9,911,243         10,081,354
                         Discount (b)                                                (239,357)          (263,764)
                                                                                -------------     --------------
                                                                                    9,671,886          9,817,590
                                                                                -------------     --------------

Windrock                 First (c)            9.440        28,859    04/02 (e)      3,435,867                  -
                         First (c)           13.250        22,517    03/95                  -          1,897,386
                         Second (c)          12.000         4,400(d) 03/95                  -            440,000
                                                                                -------------     --------------
                                                                                    3,435,867          2,337,386
                                                                                -------------     --------------

                                                                               $   27,871,969    $    27,161,556
                                                                                =============     ==============

(a)    The debt is non-recourse to the Partnership.

(b) The discount on the Thunder Hollow mortgage note is based on an effective interest rate of 8.62%. All other discounts are based on effective interest rates ranging from 12% to 14.4%.

(c)    See Note 7 - "Refinancing of Mortgage Notes."

(d)    These payments were for interest only.

(e)    Balloon payments on the mortgage notes are due as follows:


       Property                         Balloon Payment          Date
       ----------------                 ---------------          -----
       Windrock (First)                   $3,249,832             04/02
       Thunder Hollow                      8,080,794             07/03
       Country Hills                       1,253,951             07/04

Scheduled principal maturities of the mortgage notes under existing agreements, before consideration of discounts of $1,201,859, are as follows:


       1996 ...............................         $   588,898
       1997 ...............................             641,320
       1998 ...............................             698,580
       1999 ...............................             761,011
       2000 ...............................             829,088
       Thereafter .........................          25,554,931
                                                     ----------
                                                    $29,073,828
                                                     ==========


Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the Partnership's mortgage notes payable was approximately $28,470,000 at December 31, 1995.

NOTE 6 - DISPOSITION OF PROPERTY
--------------------------------

On June 15, 1993, the Partnership sold its investment in Ridgewood Park Apartments to an unaffiliated buyer for a cash sales price of $4,433,000. In a separate transaction, the Partnership received $50,392 from the City of Virginia Beach as compensation for the granting of an easement across the land on which Ridgewood Park Apartments is located. Cash proceeds from these two transactions, as well as the gain on sale of Ridgewood Park Apartments is detailed below.

                                                            Gain on Sale        Cash Proceeds
                                                            ------------        -------------
       Sales Price ....................................     $ 4,433,000         $ 4,433,000
       Condemnation proceeds ..........................          50,392              50,392
       Selling costs ..................................            (240)               (240)
       Basis of real estate sold ......................      (3,855,250)                  -
                                                             ----------

       Gain on sale ...................................     $   627,902
                                                             ==========          ----------
       Proceeds from sale of real estate investment ...                           4,483,152
       Retirement of mortgage note taken "subject to" .                          (4,193,000)
                                                                                 ----------

       Net cash proceeds ..............................                         $   290,152
                                                                                 ==========


NOTE 7 - REFINANCING OF MORTGAGE NOTES
--------------------------------------

On March 13, 1995, the Partnership refinanced the Windrock mortgage note. The new mortgage note, in the amount of $3,450,000, bears interest at 9.44% per annum, and requires monthly principal and interest payments of $28,859. The maturity date of the new mortgage note is April 1, 2002. Cash proceeds from the refinancing transaction are as follows:


       New loan proceeds .....................................    $ 3,450,000
       Existing first lien retired ...........................     (1,894,233)
       Existing second lien retired ..........................       (440,000)
                                                                   ----------

       Cash proceeds from refinancing ........................    $ 1,115,767
                                                                   ==========

The Partnership incurred $107,525 of deferred borrowing costs related to the refinancing of the Windrock mortgage note. The Partnership was also required to use $184,172 of the refinancing proceeds to fund various escrow accounts for the payment of property taxes, hazard insurance and capital improvements.

On June 24, 1993, the General Partner refinanced a portfolio of properties via a Real Estate Mortgage Investment Conduit ("REMIC"). This REMIC consists of a pool of properties from various partnerships affiliated with the General Partner. One of the Partnership's properties, Thunder Hollow Apartments, was included in the REMIC. The properties in the REMIC are not cross-collateralized across partnerships. The new mortgage note, in the amount of $10,300,000, bears an interest rate of 8.15% discounted to yield an effective interest rate of 8.62%. The new mortgage note matures in July 2003. Following is a summary of the cash proceeds relating to the refinancing:


       New loan proceeds .....................................    $10,300,000
       Existing debt retired .................................     (8,456,569)
       Mortgage discount .....................................       (299,304)
                                                                   ----------

       Cash proceeds from refinancing ........................    $ 1,544,127
                                                                   ==========

The Partnership incurred $698,718 of deferred borrowing costs related to the refinancing. The Partnership was also required to use $134,793 of the refinancing proceeds to fund various escrow accounts for the payment of property taxes, hazard insurance and recurring replacements.

On October 18, 1993, the General Partner refinanced the Tanglewood Village mortgage note. The new mortgage note, in the amount of $2,916,400, bears an interest rate of 6.75%. The new mortgage note matures in November 2018. Following is a summary of the cash proceeds relating to the refinancing:


       New loan proceeds .....................................    $ 2,916,400
       Existing debt retired .................................     (2,813,562)
                                                                   ----------

       Cash proceeds from refinancing ........................    $   102,838
                                                                   ==========


The Partnership incurred $118,113 of deferred borrowing costs related to the refinancing.

On November 30, 1993, the Partnership and the Embarcadero Club mortgage note holder modified the terms of the Embarcadero Club mortgage note by increasing the principal balance of the mortgage note $161,130 to $7,900,000, decreasing the interest rate to 7.875% from 10.00% and decreasing the monthly debt service payments to $57,280 from $67,914. As a result of the modification, the default that had existed on the Embarcadero Club mortgage note since July 1, 1993 was removed. The Embarcadero Club mortgage note may not be prepaid in whole or in part before December 1, 1998 except with the prior written approval of the Federal Housing Administration. In the event of prepayment, a penalty shall be charged on the amount of the prepayment, ranging from 5% in the first year after the modification, to 1% in the fifth year. The maturity date of the Embarcadero Club mortgage note, December 1, 2023, was not changed by the modification.

The Partnership incurred $102,400 of deferred borrowing costs related to the modification.

NOTE 8 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On January 9, 1994, freezing weather caused $111,835 of damage to Thunder Hollow Apartments. The Partnership received $94,317 in insurance reimbursements to cover the cost to repair Thunder Hollow Apartments. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a $51,588 gain on involuntary conversion.

NOTE 9 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except as noted below.

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P.

     and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

7) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, BDO Seidman, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

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

NOTE 10 - GAIN ON LEGAL SETTLEMENT
----------------------------------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark Corporation ("Southmark"), an affiliate of a previous general partner, for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $30,118 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995, for $9,723 which, when combined with the cash proceeds from Southmark, resulted in a gain on settlement of litigation of $39,841.

NOTE 11 - PRO FORMA DISCLOSURE (UNAUDITED)
------------------------------------------

The  following  pro forma  information  for the year  ended  December  31,  1993 reflects the results of operations of the Partnership as if the sale of Ridgewood Park Apartments had occurred as of January 1, 1993. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred or those which might be expected to occur in the future.


       Total revenues ........................................   $ 8,423,092
       Loss before extraordinary items .......................    (1,117,365)
       Net loss ..............................................    (1,117,365)
       Net loss per limited partnership unit .................        (12.78)


                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                                                  Cumulative           Costs
                                                       Initial Cost (b)            Write-down       Capitalized
                          Related (b)                         Buildings and     and Permanent       Subsequent
Description               Encumbrances         Land           Improvements        Impairment       To Acquisition
-----------               ---------------    -------------    ---------------   -------------      --------------
APARTMENTS:
Embarcadero Club
   College Park, GA        $    7,759,181    $    1,216,712    $   10,081,573     $          -     $   2,079,819

Tanglewood Village
   Carson City, NV              2,815,481           705,859         4,004,394                -           827,561

Thunder Hollow
   Bensalem
     Township, PA               9,671,886         1,837,539        10,412,721                -         2,257,447

Windrock
   El Paso, TX                  3,435,867           903,718         4,490,001          (97,632)        1,207,506

COMMERCIAL CENTERS:

Country Hills Plaza
   Ogden, UT                    1,879,090           767,662         3,046,427                -         2,410,714

Midvale Plaza
   Midvale, UT                  1,355,277           783,169         2,533,937                -           238,534

Redwood Plaza
   Salt Lake City, UT             955,187           618,812         1,822,551                -           638,022
                           --------------    --------------    --------------     ------------     -------------

                          $    27,871,969   $     6,833,471   $    36,391,604    $     (97,632)   $    9,659,603
                           ==============    ==============    ==============     ============     =============


(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.










                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                            Gross Amount at
                                     Which Carried at Close of Period                 Accumulated
                                                 Buildings and                        Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                   --------------     --------------   ----------------    ----------------
APARTMENTS:
Embarcadero Club
   College Park, GA           $    1,216,712     $   12,161,392   $     13,378,104    $   (6,216,068)

Tanglewood Village
   Carson City, NV                   705,859          4,831,955          5,537,814        (2,130,987)

Thunder Hollow
   Bensalem
     Township, PA                  1,837,539         12,670,168         14,507,707        (6,154,540)

Windrock
   El Paso, TX                       903,718          5,599,875          6,503,593        (2,621,855)

COMMERCIAL CENTERS:

Country Hills Plaza
   Ogden, UT                         767,662          5,457,141          6,224,803        (2,278,024)

Midvale Plaza
   Midvale, UT                       783,169          2,772,471          3,555,640        (1,336,058)

Redwood Plaza
   Salt Lake City, UT                618,812          2,460,573          3,079,385        (1,098,630)
                              --------------     --------------   ----------------     -------------

                             $     6,833,471    $    45,953,575  $      52,787,046    $  (21,836,162)
                              ==============     ==============   ================     =============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $53,371,042 and accumulated depreciation was $26,169,640 at December 31, 1995.










                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
APARTMENTS:
Embarcadero Club
   College Park, GA             1970/74                     09/84                   5-25

Tanglewood Village
   Carson City, NV              1979                        06/86                   5-25

Thunder Hollow
   Bensalem
     Township, PA               1973                        11/84                   5-25

Windrock
   El Paso, TX                  1971                        10/84                   5-25

COMMERCIAL CENTERS:

Country Hills Plaza
   Ogden, UT                    1979                        06/84                   5-25

Midvale Plaza
   Midvale, UT                  1976                        06/84                   5-25

Redwood Plaza
   Salt Lake City, UT           1976                        06/84                   5-25












                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1995               1994                1993
                                                   --------------     -------------     ---------------

Real estate investments:
------------------------
Balance at beginning of year...............        $   51,070,722     $   49,948,804    $    48,643,644

Improvements...............................             1,743,497          1,166,250          1,305,160 (1)

Replacements...............................               (27,173)           (44,332)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   52,787,046     $   51,070,722    $    49,948,804
                                                    =============      =============     ==============



Accumulated depreciation and amortization:
------------------------------------------

Balance at beginning of year...............        $   19,674,640     $   17,700,198    $    15,914,696

Depreciation and amortization..............             2,171,607          1,990,895          1,785,502 (1)

Replacements...............................               (10,085)           (16,453)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   21,836,162     $   19,674,640    $    17,700,198
                                                    =============      =============     ==============



(1) The improvements and depreciation figures for 1993 do not include improvements or depreciation expense incurred in 1993 for Ridgewood Park Apartments prior to the sale of Ridgewood Park Apartments in June 1993.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------      -----------------------------------------------------------
             AND FINANCIAL DISCLOSURE
             ------------------------

None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved
                                        in  real  estate   acquisitions,   mortgage   financing   and  real  estate
                                        syndications  since 1960.  From 1986 until active  operations of McREMI and
                                        McNeil  Partners,  L.P.  began in February  1991,  Mr. McNeil was a private investor.  Mr.  McNeil  has been a  member  of the  International  Board of
                                        Directors of the Salk  Institute,  which promotes  research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she founded Ivory & Associates,  a commercial real estate brokerage firm in San
                                        Francisco,  CA. Prior to that,  she was a  commercial real estate agent and analyst with Marcus and Millichap in San  Francisco. In 1978,  Mrs.  McNeil
                                        established  the Escrow  Training  Company,  California's first  accredited commercial  training  program for title  company  escrow officers  and real
                                        estate agents needing college credits to qualify for brokerage    licenses.
                                        She began in real estate as Manager and  Marketing  Director    of    Title
                                        Insurance and Trust in Marin County, CA. Mrs. McNeil    serves    on    the
                                        International Board of Directors of the Salk Institute.


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director of  McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI  in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and  Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,   Inc.,
                                        with   responsibility  for  a  management   portfolio  of  office,   retail,
                                        multi-family  and mixed-use land projects  representing  $2 billion in asset value.  He was also  Chief  Operating  Officer,  Director  and member of the
                                        Executive Committee of all Duddlesten affiliates.  Mr. Reed started with the
                                        Duddlesten  companies in 1976 and served as Senior Vice  President and Chief
                                        Financial  Officer  and as  Executive  Vice  President  and Chief  Operating
                                        Officer  of  Duddlesten  Management  Corporation  before  his  promotion  to
                                        President  in  1982.  He  was  President  and  Chief  Operating  Officer  of
                                        Duddlesten  Realty  Advisors,  Inc.,  which has been  engaged in real estate acquisitions, marketing and dispositions, since its formation in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in  this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He also  serves
                                        as Acting  Chief  Financial  Officer  of McREMI  since the  resignation   of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily   responsible
                                        for Asset Management functions at McREMI,  including property  dispositions,
                                        commercial  leasing,  real estate finance and portfolio   management.  Prior
                                        to joining  McREMI,  Mr. Taylor served as an Executive Vice  President for a
                                        national  syndication/property  management  company.  Mr.  Taylor   has been
                                        involved in the real estate industry since 1983.


Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A)   Security ownership of certain beneficial owners.

      No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities except for the following:

      High River Limited Partnership, 100 S. Bedford Road, Mount Kisco, New York, 10549, which owns 7,318 (8.46%) of the Partnership's Units as of February 29, 1996.

(B)   Security ownership of management.

      As of February 29, 1996, the General Partner and its affiliates own 872 of
      the  Partnership's   Units,  which  is  approximately  1%  of  the  86,534
      outstanding Units.

(C)   Change in control.

      None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

Under terms of the Amended Partnership Agreement, the Partnership is paying a MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. Prior to July 1, 1993 the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and is equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID portion and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID remain the same.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution, in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1995, the Partnership accrued Contingent MID in the amount of $601,583.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $828,834 in property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)         Exhibits


           Exhibit
           Number                           Description
           -------                          -----------
           3.                               Partnership  Agreement dated   April
                                            30, 1982, and amended  September 15,
                                            1982, October 13, 1982, and February
                                            1, 1983. (1)

           3.1                              Amended   and      Restated  Limited
                                            Partnership      Agreement     dated
                                            September 20, 1991. (3)

           3.2                              Amendment  No. 1 to the Amended  and
                                            Restated   Partnership  Agreement of
                                            McNeil Real Estate Fund XIV,   Ltd.,
                                            dated   to be  effective  as of July
                                            31, 1993. (5)

           3.3                              Amendment  No. 2 to the Amended  and
                                            Restated  Partnership   Agreement of
                                            McNeil   Real Estate Fund XIV, Ltd.,
                                            dated   March 28, 1994. (5)

           10.1                             Security     Deed      Note,   dated
                                            November  16,    1988,       between
                                            Embarcadero  Associates and American
                                            Mortgages, Inc. (1)

           10.2                             Property Management Agreement, dated
                                            September  12,  1991, between McNeil
                                            Real Estate  Fund XIV,    Ltd.   and
                                            McNeil   Real   Estate   Management,
                                            Inc. (3)

           10.3                             Property    Management    Agreement,
                                            dated  September  12, 1991,  between
                                            Embarcadero    Associates and McNeil
                                            Real Estate Management, Inc. (3)

           10.4                             Property     Management   Agreement,
                                            dated September  12,  1991,  between
                                            Tanglewood   Village  Associates and
                                            McNeil Real Estate Management,  Inc.
                                            (3)

           10.5                             Termination     Agreement,     dated
                                            September 20, 1991,  between  McNeil
                                            Real Estate   Fund XIV,   Ltd.   and
                                            McNeil   Real   Estate   Management,
                                            Inc. (3)


           Exhibit
           Number                           Description
           -------                          -----------
           10.6                             Termination     Agreement,     dated
                                            September     20,    1991,   between
                                            Embarcadero   Associates  and McNeil
                                            Real Estate Management, Inc. (3)

           10.7                             Termination     Agreement,     dated
                                            September    20,    1991,    between
                                            Tanglewood Village  Associates   and
                                            McNeil   Real   Estate   Management,
                                            Inc. (3)

           10.8                             Asset  Management  Agreement,  dated
                                            September  20, 1991,  between McNeil
                                            Real Estate Fund  XIV,   Ltd.    and
                                            McNeil Partners, L.P. (3)

           10.9                             Assignment  and Assumption Agreement
                                            Relating  to McNeil Real Estate Fund
                                            XIV, Ltd., dated September 20, 1991,
                                            between  McNeil  Partners,  L.P. and
                                            Pacific Investors Corporation. (3)

           10.10                            Assignment      and       Assumption
                                            Agreement         Relating        to
                                            Embarcadero    Associates,     dated
                                            September  20, 1991,  between McNeil
                                            Partners, L.P. and Pacific Investors
                                            Corporation. (3)

           10.11                            Assignment and Assumption  Agreement
                                            Relating  to Tanglewood      Village
                                            Associates,   dated    September 20,
                                            1991, between McNeil Partners,  L.P.
                                            and Pacific Investors Corporation.
                                            (3)

           10.12                            Amendment to Certificate  of Limited
                                            Partnership   filed    September 25,
                                            1991, with the Secretary of State of
                                            the State of California. (3)

           10.13                            Revolving  Credit  Agreement,  dated
                                            August 6,  1991,     between  McNeil
                                            Partners,    L.P.     and    certain
                                            partnerships,    including       the
                                            Registrant. (3)

           10.14                            Amendment  of   Property  Management
                                            Agreement  dated    March   5,  1993
                                            between  McNeil  Real   Estate  Fund
                                            XIV,  Ltd.  and McNeil   Real Estate
                                            Management, Inc. (2)

           Exhibit
           Number                           Description
           -------                          -----------
           10.15                            Loan Agreement dated   June 24, 1993
                                            between  Lexington  Mortgage Company
                                            and McNeil Real Estate Fund XIV,
                                            Ltd., et. al. (4)

           10.16                            Master      Property      Management
                                            Agreement,  dated   as  of June  24,
                                            1993,  between   McNeil  Real Estate
                                            Management,  Inc. and Thunder Hollow
                                            Fund XIV, Ltd. (5)

            10.17                           Multifamily   Note  dated  March 13,
                                            1995  between   Washington  Mortgage
                                            Financial  Group,  Ltd. and Windrock
                                            Fund XIV, L.P. (6)

            10.18                           Property    Management     Agreement
                                            dated February 2,     1995   between
                                            Windrock Fund XIV, L.P.   and McNeil
                                            Real Estate Management, Inc. (6)

            10.19                           Promissory Note, dated May 22, 1976,
                                            between Price Rentals,    Inc.   and
                                            Aetna Life Insurance Company. (6)

            10.20                           Promissory Note,  dated August   19,
                                            1976,  between Midvale Plaza Company
                                            and Aetna Life Insurance Company.(6)

            10.21                           Promissory Note, dated  May 5, 1978,
                                            between    Price     Country   Hills
                                            Company and   First   Security State
                                            Bank. (6)

            10.22                           Deed of Trust Note,   dated  October
                                            1, 1993,  between   Tanglewood  Fund
                                            XIV Associates   Limited Partnership
                                            and Love  Funding Corporation. (6)

           11.                              Statement  regarding     computation
                                            of Net  Income  (Loss)  per  Limited
                                            Partnership  Unit (see   Note   1 to
                                            Financial Statements).
           22.                                                                                 Names Under
                                                                         Jurisdiction of         Which It Is
                                            Name of Subsidiary            Incorporation        Doing Business
                                            ------------------           ---------------       --------------

                                            Embarcadero Associates           Georgia                None

                                            Tanglewood Fund XIV
                                               Associates, L.P.              Nevada                 None

                                            Thunder Hollow Fund XIV
                                               Limited Partnership           Delaware               None

                                            Windrock Fund XIV, L.P.          Texas                  None

           27.                              Financial Data Schedule for the year
                                            ended December 31, 1995.

                  The Partnership has omitted instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Partnership. The Partnership agrees to furnish a copy of each such instrument to the Commission upon request.


                    (1)                     Incorporated  by  reference  to  the
                                            Annual  Report of McNeil Real Estate
                                            Fund   XIV,  Ltd.,  on Form 10-K for
                                            the period ended  December 31, 1990,
                                            as filed on March 29, 1991.

                    (2)                     Incorporated  by  reference  to  the
                                            Annual  Report of McNeil Real Estate
                                            Fund  XIV,  Ltd.,  (Commission  file
                                            number 0-12915) on Form 10-K for the
                                            period ended  December 31, 1992,  as
                                            filed   with  the   Securities   and
                                            Exchange  Commission  on  March  30,
                                            1993.

                    (3)                     Incorporated  by  reference  to  the
                                            Annual  Report of McNeil Real Estate
                                            Fund  XIV,  Ltd.   (Commission  file
                                            number 0-12915) for the period ended
                                            December 31, 1991, as filed with the
                                            Securities  and Exchange  Commission
                                            on March 30, 1992.

                    (4)                     Incorporated  by  reference  to  the
                                            Annual  Report of McNeil Real Estate
                                            Fund  XI,  Ltd.   (Commission   file
                                            number 0-9783), on Form 10-K for the
                                            period ended  December 31, 1993,  as
                                            filed   with  the   Securities   and
                                            Exchange  Commission  on  March  30,
                                            1994.

                    (5)                     Incorporated  by  reference  to  the
                                            Annual  Report of McNeil Real Estate
                                            Fund  XIV,  Ltd.   (Commission  file
                                            number 0-12915) for the period ended
                                            December 31, 1993, as filed with the
                                            Securities  and Exchange  Commission
                                            on March 30, 1994.

                    (6)                     Incorporated  by  reference  to  the
                                            Annual  Report of McNeil Real Estate
                                            Fund  XIV,  Ltd.   (Commission  file
                                            number 0-12915) for the period ended
                                            December 31, 1994, as filed with the
                                            Securities  and Exchange  Commission
                                            on March 30, 1995.


(B) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended December 31, 1995.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   McNEIL REAL ESTATE FUND XIV, LTD.


                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner


March 29, 1996                                     By:  /s/  Robert A. McNeil
--------------                                         -------------------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 1996                                    By:  /s/  Donald K. Reed
--------------                                        --------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



March 29, 1996                                    By:  /s/  Ron K. Taylor
--------------                                        -------------------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                            of McNeil Investors, Inc.



March 29, 1996                                    By:  /s/  Brandon K. Flaming
--------------                                        -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.

