Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XIV LTD
filed 1996-05-14
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended            March 31, 1996
                         -------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-12915



                        MCNEIL REAL ESTATE FUND XIV, LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                     94-2822299
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)




              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
- --------------------------------------------------------------------------------
            (Address of principal executive offices)        (Zip code)



Registrant's telephone number, including area code   (214) 448-5800
                                                  ------------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND XIV, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,          December 31,
                                                                             1996                1995
                                                                       ---------------     ---------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     6,833,471     $     6,833,471
   Buildings and improvements...............................                46,021,877          45,953,575
                                                                        --------------      --------------
                                                                            52,855,348          52,787,046
   Less:  Accumulated depreciation..........................               (22,408,261)        (21,836,162)
                                                                        --------------      --------------
                                                                            30,447,087          30,950,884

Cash and cash equivalents...................................                 1,702,818           1,417,948
Cash segregated for security deposits.......................                   393,957             370,097
Accounts receivable.........................................                   400,450             350,823
Prepaid expenses and other assets...........................                   190,085             200,574
Escrow deposits.............................................                   815,309             844,622
Deferred borrowing costs, net of accumulated amorti-
   zation of $274,511 and $250,597 at March 31 1996,
   and December 31, 1995, respectively......................                 1,116,481           1,140,395
                                                                        --------------      --------------

                                                                       $    35,066,187     $    35,275,343
                                                                        ==============      ==============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable, net.................................           $    27,764,579     $    27,871,969
Accounts payable............................................                   105,322             166,434
Accrued interest............................................                   200,250             201,267
Accrued property taxes......................................                   203,574             100,877
Other accrued expenses......................................                    55,824              79,725
Payable to affiliates - General Partner.....................                 1,393,308           1,255,290
Security deposits and deferred rental revenue...............                   392,689             380,367
                                                                        --------------      --------------
                                                                            30,115,546          30,055,929
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited partners - 100,000 limited partnership
     units authorized; 86,534 limited partnership
     units outstanding......................................                 7,643,722           7,766,250
   General Partner..........................................                (2,693,081)         (2,546,836)
                                                                        --------------      --------------
                                                                             4,950,641           5,219,414
                                                                        --------------      --------------

                                                                       $    35,066,187     $    35,275,343
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                             1996                1995
                                                                       ---------------     ---------------
Revenue:
   Rental revenue...........................................           $     2,302,657     $     2,276,099
   Interest.................................................                    29,984              25,153
                                                                        --------------      --------------
     Total revenue..........................................                 2,332,641           2,301,252
                                                                        --------------      --------------

Expenses:
   Interest.................................................                   675,387             668,013
   Depreciation and amortization............................                   572,099             521,427
   Property taxes...........................................                   200,950             188,336
   Personnel expenses.......................................                   254,906             283,458
   Utilities................................................                   120,046             110,296
   Repair and maintenance...................................                   284,734             227,826
   Property management fees - affiliates....................                   112,192             111,363
   Other property operating expenses........................                   131,331             144,326
   General and administrative...............................                    23,820              16,563
   General and administrative - affiliates..................                    80,942              96,503
                                                                        --------------      --------------
     Total expenses.........................................                 2,456,407           2,368,111
                                                                        --------------      --------------

Net loss....................................................           $      (123,766)    $       (66,859)
                                                                        ==============      ==============

Net loss allocated to limited partners......................           $      (122,528)    $       (66,190)
Net loss allocated to General Partner.......................                    (1,238)               (669)
                                                                        --------------      --------------

Net loss....................................................           $      (123,766)    $       (66,859)
                                                                        ==============      ==============

Net loss per limited partnership unit.......................           $         (1.42)    $          (.76)
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

                                                                                                     Total
                                                                                                   Partners'
                                                     General                Limited                 Equity
                                                     Partner                Partners              (Deficit)
                                                 ---------------        ----------------       ---------------
Balance at December 31, 1994..............       $   (1,941,941)        $     8,094,114        $    6,152,173

Net loss..................................                 (669)                (66,190)              (66,859)

Management Incentive Distribution.........             (147,785)                      -              (147,785)
                                                  -------------           -------------         -------------

Balance at March 31, 1995.................       $   (2,090,395)        $     8,027,924        $    5,937,529
                                                  =============          ==============         =============


Balance at December 31, 1995..............       $   (2,546,836)        $     7,766,250        $    5,219,414

Net loss..................................               (1,238)               (122,528)             (123,766)

Management Incentive Distribution.........             (145,007)                      -              (145,007)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $   (2,693,081)        $     7,643,722        $    4,950,641
                                                  =============          ==============         =============









The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     2,241,353     $     2,226,224
   Cash paid to suppliers...................................                  (817,612)           (986,148)
   Cash paid to affiliates..................................                  (200,123)           (371,059)
   Interest received........................................                    29,984              25,153
   Interest paid............................................                  (617,360)           (643,131)
   Property taxes paid and escrowed.........................                  (140,550)           (136,449)
                                                                        --------------      --------------
Net cash provided by operating activities...................                   495,692             114,590
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                   (68,302)           (238,887)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (142,520)           (128,979)
   Deferred borrowing costs paid............................                         -             (99,375)
   Proceeds from refinancing of mortgage
     note payable...........................................                         -           1,115,766
                                                                        --------------      --------------
Net cash provided by (used in) financing
   activities...............................................                  (142,520)            887,412
                                                                        --------------      --------------

Net increase in cash and cash equivalents...................                   284,870             763,115

Cash and cash equivalents at beginning of
   period...................................................                 1,417,948           1,045,158
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     1,702,818     $     1,808,273
                                                                        ==============      ==============




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

                        MCNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                             1996                 1995
                                                                       ----------------    ----------------
Net loss....................................................           $      (123,766)    $       (66,859)
                                                                        --------------      --------------

Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization............................                   572,099             521,427
   Amortization of deferred borrowing costs.................                    23,914              17,949
   Amortization of discounts on mortgage
     notes payable..........................................                    35,130              32,897
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (23,860)             (2,051)
     Accounts receivable....................................                   (49,627)            (40,954)
     Prepaid expenses and other assets......................                    10,489             (61,328)
     Escrow deposits........................................                    29,313            (173,296)
     Accounts payable.......................................                   (61,112)              7,856
     Accrued interest.......................................                    (1,017)            (25,964)
     Accrued property taxes.................................                   102,697             103,385
     Other accrued expenses.................................                   (23,901)            (28,693)
     Payable to affiliates - General Partner................                    (6,989)           (163,193)
     Security deposits and deferred rental
       revenue..............................................                    12,322              (6,586)
                                                                        --------------      --------------
       Total adjustments....................................                   619,458             181,449
                                                                        --------------      --------------

Net cash provided by operating activities...................           $       495,692     $       114,590
                                                                        ==============      ==============








The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1996


NOTE 1.
- -------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XIV, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items.

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                             1996                1995
                                                                       ---------------     ---------------
Property management fees - affiliates.......................           $       112,192     $       111,363
Charged to general and administrative -
   affiliates:
   Partnership administration...............................                    80,942              96,503
                                                                        --------------      --------------

                                                                       $       193,134     $       207,866
                                                                        ==============      ==============

Charged to General Partner's deficit:
   Management Incentive Distribution                                   $       145,007     $       147,785
                                                                        ==============      ==============

NOTE 5.
- -------

On March 13, 1995, the Partnership refinanced the Windrock mortgage note. The new mortgage note, in the amount of $3,450,000, bears interest at 9.44% per annum, and requires monthly principal and interest payments of $28,859. The maturity date of the new mortgage note is April 1, 2002. Cash proceeds from the refinancing transaction are as follows:

       New loan proceeds........................         $     3,450,000
       Existing first lien retired..............              (1,894,234)
       Existing second lien retired.............                (440,000)
                                                          --------------

       Cash proceeds from refinancing............        $     1,115,766
                                                          ==============

The Partnership incurred $107,525 of deferred borrowing costs related to the refinancing of the Windrock mortgage note. The Partnership was also required to fund $184,172 into various escrows for capital improvements, property taxes and insurance.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1996, the Partnership owned four apartment properties and three shopping centers. All of the Partnership's properties are subject to mortgage notes.

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

RESULTS OF OPERATIONS
- ---------------------

For the first quarter 1996, the Partnership's net loss increased $56,907 to $123,766. Net loss for the first quarter of 1995 totaled $66,859.

Revenues:

Rental revenue for the first quarter of 1996 increased $26,558 or 1.2% over rental revenue earned during the first quarter of 1995.

Rental revenue increased at three of the Partnership's four residential properties. Increased rental rates and increased occupancy rates resulted in a 3.2% increase in rental revenue at Embarcadero Club Apartments. Embarcadero Club continues to benefit from capital improvements placed in service at the property over the past several years. Tanglewood Village Apartments and Thunder Hollow Apartments also recorded increases in rental rates, but the increased rental rates were partially offset by decreased occupancy. Rental revenue increased 1.1% and 2.7% at the two properties, respectively. Windrock Apartments continues to experience difficulty maintaining its occupancy at acceptable levels. Occupancy at the end of the first quarter was 75%, unchanged from December 1995, but down from 85% at March 1995. A weak local economy and the lack of certain amenities compared to Windrock's newer competition continue to be the principal factors behind Windrock's decreased occupancy. For the quarter, Windrock's rental revenue decreased 10.8% from the first quarter of 1995.

The Partnership's commercial properties reported mixed results for the first quarter of 1996. Rental revenue increased at Redwood Plaza, was unchanged at Country Hills Plaza, and decreased at Midvale Plaza. Redwood Plaza reported a 5.8% increase in rental revenue for the first quarter, continuing a trend of improving performance at the Salt Lake City property. Improved occupancy during the first quarter, as well as increased rental rates and expense recoveries all contributed to Redwood Plaza's performance. First quarter rental revenue at Country Hills Plaza is practically unchanged from the first quarter of 1995. The Ogden property remains 100% leased. Rental revenue at Midvale Plaza decreased 4.2% for the first quarter of 1996. Midvale Plaza's anchor tenant has vacated its space at the property, but continues to pay rent to the Partnership. However, percentage rents earned by the Partnership based on the tenant's sales, decreased to zero in the current quarter. The decrease in percentage rents accounts for the entire decrease in Midvale Plaza's rental revenue.

Expenses:

Partnership expenses increased $88,296 or 3.7% for the first quarter of 1996 compared to the first quarter of 1995. Increased expenses were concentrated in depreciation and amortization, and in repair and maintenance. The increases were partially offset by decreased personnel expenses and decreased expenditures for general and administrative - affiliates.

Depreciation and amortization expense increased $50,672 or 9.7% for the first quarter of 1996 compared to the first quarter of 1995. Increased depreciation and amortization expense is due to the continuing investment of Partnership resources into capital improvements. In the year since March 31, 1995, the Partnership has invested $1.57 million in capital improvements. These capital improvements are generally being depreciated over lives ranging from five to ten years.

Repair and maintenance expenses increased $56,908 or 25% for the first quarter of 1996 compared to the first quarter of 1995. The increases were incurred principally at Embarcadero Club Apartments and Thunder Hollow Apartments. The increases are attributable to the replacement of floor and window coverings and replacement of appliances which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996. Thunder Hollow also had a significant increase in snow removal expenses during the first quarter of 1996.

Personnel expenses decreased $28,552 or 10.1% for the first quarter of 1996 compared to the first quarter of 1995. All of the Partnership's properties recorded decreased personnel expenses. Part of the decrease at Windrock Apartments was an $8,583 refund of workers' compensations insurance premiums. The Partnership's Utah properties benefited from allocating personnel expenses over an additional property not owned by the Partnership beginning in 1996. The remainder of the Partnership's properties recorded smaller decreases in personnel expenses.

General and administrative-affiliates expenses decreased $15,561 or 16.1% for the first quarter of 1996 compared to the same quarter of 1995. Reimbursable costs allocated to the Partnership by affiliates of the General Partner decreased for the quarter.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Although the Partnership's net loss increased $56,907 to $123,766, cash flow from operating activities increased substantially. Cash flow from operating activities increased $381,102 to $495,692 in the first quarter of 1996. Reduced payments to suppliers and to affiliates accounted for most of the increase. Due to the increased cash flow from operating activities, the Partnership's cash reserves increased $284,870 for the quarter.

Cash used by the Partnership for capital improvements also decreased for the quarter. Such expenditures decreased $170,585 to $68,302. The Partnership's capital improvement budget for 1996 totals only $623,000, approximately half of the amount expended by the Partnership for capital improvements in each of the past three years.

Cash flows from financing activities for the first quarter of 1996 reflect only principal repayments on the Partnership's various mortgage notes. The first quarter of 1995, besides mortgage principal repayments, records the effects of the refinancing of the Windrock mortgage note.

Short-term liquidity:

At March 31, 1996, the Partnership held $1,702,818 of cash and cash equivalents, up $284,871 from the balance at the end of 1995. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs for the balance of 1996. The General Partner anticipates that cash generated from operations for the remainder of 1996 will be sufficient to fund the Partnership's budgeted capital improvements and debt service requirements. However, 1996 cash flow from operations likely will not be adequate to pay previously deferred Management Incentive Distribution due to the General Partner. The General Partner anticipates resuming payment of the Management Incentive Distribution if the Partnership's properties continue to perform as projected.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will be able to receive funds from the facility because no amount will be reserved for any particular partnership. As of March 31, 1996, $2,662,819 was available from the facility. However, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on September 20, 1996.

Long-term liquidity:

For the long term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past two years will yield improved cash flow from property operations for the balance of 1996. The Partnership has budgeted $623,000 of capital improvements for 1996. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the three month periods ended March 31, 1996 and 1995, ($1,238) and ($669), respectively, were allocated to the General Partner. The limited partners received allocations of net loss of ($122,528) and ($66,190), respectively.

With the exception of the MID, distributions to Partners have been suspended since 1986 as a part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. Although the Partnership recorded a MID of $145,007 for the first three months of 1996, payments of MID have been suspended since the beginning of 1994. The General Partner will continue to monitor the cash reserves and working capital requirements of the Partnership to determine when cash flows will support resumption of MID payments and distributions to Unit holders.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)         Exhibits.

            Exhibit
            Number               Description
            -------              -----------

            4. Amended and Restated Limited Partnership Agree-ment dated September 20, 1991. (1)

            11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 86,534 limited partnership units outstanding in 1996 and 1995.

            27.                  Financial Data Schedule for the quarter ended
                                 March 31, 1996.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XIV, Ltd.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



May 14, 1996                   By: /s/ Donald K. Reed
- -------------------                ---------------------------------------------
Date                               Donald K. Reed
                                   President and Chief Executive Officer



May 14, 1996                   By: /s/ Ron K. Taylor
- -------------------                ---------------------------------------------
Date                               Ron K. Taylor
                                   Acting Chief Financial Officer of
                                    McNeil Investors, Inc.




May 14, 1996                   By: /s/ Brandon K. Flaming
- -------------------                ---------------------------------------------
Date                               Brandon K. Flaming
                                   Chief Accounting Officer of McNeil
                                    Real Estate Management, Inc.