Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XIV LTD
filed 1996-08-14
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the period ended                June 30, 1996
                        --------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to_____________
    Commission file number  0-12915
                            -------



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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                             1996                1995
                                                                       ----------------    ----------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     6,833,471     $     6,833,471
   Buildings and improvements...............................                46,164,399          45,953,575
                                                                        --------------      --------------
                                                                            52,997,870          52,787,046
   Less:  Accumulated depreciation..........................               (22,982,478)        (21,836,162)
                                                                        --------------      --------------
                                                                            30,015,392          30,950,884

Cash and cash equivalents...................................                 2,066,204           1,417,948
Cash segregated for security deposits.......................                   413,609             370,097
Accounts receivable.........................................                   385,854             350,823
Prepaid expenses and other assets...........................                   183,321             200,574
Escrow deposits.............................................                   827,261             844,622
Deferred borrowing costs, net of accumulated amorti-
   zation of $298,426 and $250,597 at June 30 1996,
   and December 31, 1995, respectively......................                 1,092,566           1,140,395
                                                                        --------------      --------------

                                                                       $    34,984,207     $    35,275,343
                                                                        ==============      ==============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable, net.................................           $    27,654,274     $    27,871,969
Accounts payable............................................                   133,150             166,434
Accrued interest............................................                   199,211             201,267
Accrued property taxes......................................                   332,423             100,877
Other accrued expenses......................................                    63,429              79,725
Payable to affiliates - General Partner.....................                 1,539,703           1,255,290
Security deposits and deferred rental revenue...............                   400,073             380,367
                                                                        --------------      --------------
                                                                            30,322,263          30,055,929
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited partners - 100,000 limited partnership
     units authorized; 86,534 limited partnership
     units outstanding......................................                 7,501,628           7,766,250
   General Partner..........................................                (2,839,684)         (2,546,836)
                                                                        --------------      --------------
                                                                             4,661,944           5,219,414
                                                                        --------------      --------------

                                                                       $    34,984,207     $    35,275,343
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,318,311     $    2,304,415    $    4,620,968     $    4,580,514
   Interest......................             27,166             29,002            57,150             54,155
   Gain on legal settlement......                  -             39,841                 -             39,841
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,345,477          2,373,258         4,678,118          4,674,510
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            672,304            671,006         1,347,691          1,339,019
   Depreciation and
     amortization................            574,217            540,754         1,146,316          1,062,181
   Property taxes................            184,991            178,272           385,941            366,608
   Personnel expenses............            218,320            230,027           473,226            513,485
   Utilities.....................            126,345            115,966           246,391            226,262
   Repair and maintenance........            360,255            247,797           644,989            475,623
   Property management
     fees - affiliates...........            114,993            116,610           227,185            227,973
   Other property operating
     expenses....................            140,498            141,817           271,829            286,143
   General and administrative....             16,262             17,188            40,082             33,751
   General and administrative -
     affiliates..................             80,821             91,708           161,763            188,211
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,489,006          2,351,145         4,945,413          4,719,256
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $     (143,529)   $        22,113    $     (267,295)    $      (44,746)
                                       =============     ==============     =============      =============

Net income (loss) allocated to
   limited partners..............     $     (142,094)   $        21,892    $     (264,622)    $      (44,299)
Net income (loss) allocated to
   General Partner...............             (1,435)               221            (2,673)              (447)
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $     (143,529)   $        22,113    $     (267,295)    $      (44,746)
                                       =============     ==============     =============      =============

Net income (loss) per limited
   partnership unit..............     $        (1.64)   $           .25    $        (3.06)    $         (.51)
                                       =============     ==============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995


                                                                                                     Total
                                                                                                   Partners'
                                                    General                 Limited                 Equity
                                                    Partner                 Partners               (Deficit)
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $   (1,941,941)         $    8,094,114        $    6,152,173

Net loss..................................                 (447)                (44,299)              (44,746)

Management Incentive Distribution.........             (305,150)                      -              (305,150)
                                                  -------------           -------------         -------------

Balance at June 30, 1995..................       $   (2,247,538)         $    8,049,815        $    5,802,277
                                                  =============           =============         =============


Balance at December 31, 1995..............       $   (2,546,836)         $    7,766,250        $    5,219,414

Net loss..................................               (2,673)               (264,622)             (267,295)

Management Incentive Distribution.........             (290,175)                      -              (290,175)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $   (2,839,684)         $    7,501,628        $    4,661,944
                                                  =============           =============         =============









The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                                Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                            1996                 1995
                                                                       ---------------     ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     4,560,513     $     4,501,365
   Cash received from legal settlement......................                         -              39,841
   Cash paid to suppliers...................................                (1,580,548)         (1,654,486)
   Cash paid to affiliates..................................                  (394,710)           (758,473)
   Interest received........................................                    57,150              54,155
   Interest paid............................................                (1,231,657)         (1,237,538)
   Property taxes paid and escrowed.........................                  (263,712)           (220,683)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 1,147,036             724,181
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (210,824)           (816,549)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (287,956)           (260,959)
   Deferred borrowing costs paid............................                         -            (107,525)
   Proceeds from refinancing of mortgage
     note payable...........................................                         -           1,115,767
                                                                        --------------      --------------
Net cash provided by (used in) financing
   activities...............................................                  (287,956)            747,283
                                                                        --------------      --------------

Net increase in cash and cash equivalents...................                   648,256             654,915

Cash and cash equivalents at beginning of
   period...................................................                 1,417,948           1,045,158
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     2,066,204     $     1,700,073
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ----------------    ----------------

Net loss....................................................           $      (267,295)    $       (44,746)
                                                                        --------------      --------------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation and amortization............................                 1,146,316           1,062,181
   Amortization of deferred borrowing costs.................                    47,829              35,731
   Amortization of discounts on mortgage
     notes payable..........................................                    70,261              65,794
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (43,512)            (31,015)
     Accounts receivable....................................                   (35,031)            (52,616)
     Prepaid expenses and other assets......................                    17,253              23,565
     Escrow deposits........................................                    17,361            (221,341)
     Accounts payable.......................................                   (33,284)             12,378
     Accrued interest.......................................                    (2,056)                (44)
     Accrued property taxes.................................                   231,546             218,882
     Other accrued expenses.................................                   (16,296)             (8,173)
     Payable to affiliates - General Partner................                    (5,762)           (342,289)
     Security deposits and deferred rental
       revenue..............................................                    19,706               5,874
                                                                        --------------      --------------
       Total adjustments....................................                 1,414,331             768,927
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     1,147,036     $       724,181
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

                                  June 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        1996             1995
                                                     ----------      ----------

Property management fees - affiliates.......         $  227,185      $  227,973
Charged to general and administrative -
   affiliates:
   Partnership administration...............            161,763         188,211
                                                      ---------       ---------

                                                     $  388,948      $  416,184
                                                      =========       =========

Charged to General Partner's deficit:
   Management Incentive Distribution                 $  290,175      $   305,150
                                                      =========       ==========

NOTE 5.
- -------

On March 13, 1995, the Partnership refinanced the Windrock mortgage note. The new mortgage note, in the amount of $3,450,000, bears interest at 9.44% per annum, and requires monthly principal and interest payments of $28,859. The maturity date of the new mortgage note is April 1, 2002. Cash proceeds from the refinancing transaction are as follows:

       New loan proceeds.......................           $  3,450,000
       Existing first lien retired.............             (1,894,233)
       Existing second lien retired............               (440,000)
                                                           -----------
       Cash proceeds from refinancing..........           $  1,115,767
                                                           ===========

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1996, the Partnership owned four apartment properties and three shopping centers. All of the Partnership's properties are subject to mortgage notes.

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

RESULTS OF OPERATIONS
- ---------------------

The Partnership reported a loss of $143,529 for the quarter ended June 30, 1996, a decrease of $165,642 from net income of $22,113 reported for the quarter ended June 30, 1995. Year-to-date, the net loss increased $222,549 to $267,295.

Revenues:

Rental revenue for the three month and six month periods ended June 30, 1996 increased $13,896 and $40,454, respectively, over rental revenue for the same periods of 1995. The increase was less than 1% for both the quarter and the year-to-date figures. Increased rental rates that were partially offset by decreasing occupancy percentages led to 1.6%, 1.2% and 3.3% increases in rental revenue at Embarcadero Club Apartments, Tanglewood Village Apartments and Thunder Hollow Apartments, respectively. The Partnership's other residential property, Windrock Apartments, continues to report decreasing occupancy rates that led to a 9.8% decrease in rental revenue at the El Paso property. A weak local economy and competition from newer apartment properties continue to drive down rental rates.

The Partnership's commercial properties reported mixed results for the first six months of 1996. Rental revenue increased at 5.2% and 1.4% at Redwood Plaza and Country Hills Plaza, respectively. Rental rates continue to improve at Redwood Plaza as well as collections of reimbursable expenses from the property's tenants. For the year, Redwood Plaza has maintained 100% occupancy. Country Hills has maintained 100% occupancy for both 1996 and 1995 year-to-date periods. Rental rates increased at a slower rate for the Ogden property as compared to Redwood Plaza. A decrease in percentage rents collected from tenants at Midvale Plaza led to a 4.4% decrease in rental revenue in 1996 as compared to 1995. Although percentage rents decreased, Midvale Plaza remains 100% occupied for the year, and base rental rates as well as expense reimbursements from tenants continue to slowly improve.

Expenses:

Partnership expenses increased $137,861 or 5.9% and $226,157 or 4.8% for the three months and six months ended June 30, 1996 as compared to the same periods of 1995. Increased expenses, on a percentage basis, were concentrated in repair and maintenance, utilities, and general and administrative. The Partnership also reported a material decrease in general and administrative expenses paid to affiliates.

Repair and maintenance expenses increased 45% and 36% for the three month and six months periods ended June 30, 1996 as compared to the same periods of 1995. This increase is attributable to the replacement of carpeting and appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996. Thunder Hollow Apartments also reported a significant increase in snow removal expenses during the first quarter of 1996.

Utilities expense increased 8.9% for both the three month and six month periods ended June 30, 1996 as compared to the same periods for 1995. The increase was concentrated at Thunder Hollow Apartments. The Pennsylvania property incurred higher utility rates and increased usage for electricity and water and sewer charges. Tanglewood Village Apartments reported lower utility expense in 1996 because of a gas refund in March. The Partnership's remaining properties reported current utility expenses comparable to the expenses incurred in 1995.

Partnership general and administrative expenses increased 18.8% for the six month period ended June 30, 1996. For the most recent quarter, however, general and administrative expenses decreased 5.4%. During the first quarter of 1996, the Partnership incurred $12,111 of expenses defending class action litigation. No such expenses were incurred in the most recent quarter or during the six months ended June 30, 1995.

General and administrative expenses paid to affiliates decreased 11.9% and 14.1% for the three month and six month periods ended June 30, 1996 as compared to the same periods of 1995. Reimbursable costs allocated to the Partnership by affiliates of the General Partner decreased for 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Although the Partnership's net loss increased $222,549 to $267,295 for the first six months of the year, cash flow from operations increased $422,855 to $1,147,036. Decreased payments to suppliers and to affiliates were the principal factors in the improved operating cash flow figure. Also contributing was an increase in cash received from tenants of the Partnership's properties. The improved cash flow from operations was more than sufficient to pay for additions to the Partnership's properties and to fund scheduled repayments of the Partnership's mortgage notes and to still provide for a $648,256 increase in the cash reserves of the Partnership.

Capital improvement expenditures decreased 74% to $210,824 in 1996. The Partnership's capital improvement budget for 1996 totals only $623,000, approximately half of the amount expended by the Partnership for capital improvements in each of the past six years.

Cash flows from financing activities for the second quarter of 1996 reflect only principal repayments on the Partnership's various mortgage notes. The second quarter of 1995, besides mortgage principal repayments, records the effects of the refinancing of the Windrock mortgage note.

Short-term liquidity:

At June 30, 1996, the Partnership held $2,066,204 of cash and cash equivalents, up $648,256 from the balance at the end of 1995. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs for the balance of 1996. The General Partner anticipates that cash generated from operations for the remainder of 1996 will be sufficient to fund the Partnership's budgeted capital improvements and debt service requirements. If cash flow from operations continues its improvement and the Partnership's properties continue to perform as projected, the General Partner may resume payments of Management Incentive Distribution that have been suspended for two and a half years.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will be able to receive funds from the facility because no amount will be reserved for any particular partnership. As of June 30, 1996, $4,082,159 was available from the facility. However, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on September 20, 1996.

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the six month periods ended June 30, 1996 and 1995, ($2,673) and ($447), respectively, were allocated to the General Partner. The limited partners received allocations of net loss of ($290,175) and ($305,150), respectively.

With the exception of the MID, distributions to Partners have been suspended since 1986 as a part of the General Partner's policy of maintaining adequate cash reserves. Distributions to Unit holders will remain suspended for the foreseeable future. Although the Partnership recorded a MID of $290,175 for the first six months of 1996, payments of MID have been suspended since the beginning of 1994. The General Partner will continue to monitor the cash reserves and working capital requirements of the Partnership to determine when cash flows will support resumption of MID payments and distributions to Unit holders.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

Two class action lawsuits styled Robert Lewis vs. McNeil Partners, L.P., et. al., filed in the District Court of Dallas County, Texas, and James F. Schofield, et. al. vs. McNeil Partners, L.P., et. al., filed in the United States District Court, Southern District of New York, have been voluntarily dismissed without prejudice by the respective plaintiffs in such actions.

ITEM 5.  OTHER INFORMATION
- -------  -----------------

On August 5, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn ("Icahn"), and certain Icahn's affiliates, filed documents with the Securities and Exchange Commission disclosing that High River had entered into a letter agreement dated August 2, 1996 with the attorneys for the plaintiffs in the case styled James F. Schofield, et. al. ("Plaintiffs") v. McNeil Partners, L.P., et. al. The letter agreement provided, among other things, that (i) High River will commence, as soon as possible, but in no event more than six months, a tender offer for any and all of the outstanding Units of the Partnership and other affiliated partnerships (the "Partnerships") at a price that is not less than 75% of the estimated liquidation value of the Units (as determined by utilizing the same methodology that was used to determine the liquidation values in High River's previous tender offers for the Partnerships, as previously disclosed), which tender offer may be subject to such other terms and conditions as High River determines in its sole discretion; (ii) in the event that High River attains the position of general partner in any of the
Partnerships: (a) High River will take all actions necessary to cause a 25% reduction of fees of such Partnerships, (b) High River will not cause such Partnerships to take any action to discontinue the litigation with respect to receivable claims and (c) High River and Plaintiffs' counsel will in good faith execute an appropriate Stipulation of Settlement based upon the terms of the letter agreement, which stipulation shall not include a settlement or provide a release of the receivable claims; and (iii) from and after the date of the letter agreement, Plaintiffs' counsel agreed they will not enter into any settlement of the claims asserted in such litigation that does not provide for all consideration contained in a demand letter dated June 24, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)         Exhibits.

            Exhibit
            Number               Description
            -------              ------------

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

            27.                  Financial  Data  Schedule for the quarter ended
                                 June 30, 1996.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XIV, Ltd.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



August 14, 1996                     By: /s/ Donald K. Reed
- -------------------                    -----------------------------------------
Date                                   Donald K. Reed
                                       President and Chief Executive Officer



August 14, 1996                     By: /s/ Ron K. Taylor
- -------------------                    -----------------------------------------
Date                                   Ron K. Taylor
                                       Acting Chief Financial Officer of
                                       McNeil Investors, Inc.




August 14, 1996                     By: /s/ Brandon K. Flaming
- -------------------                     ----------------------------------------
Date                                    Brandon K. Flaming
                                        Chief Accounting Officer of McNeil
                                        Real Estate Management, Inc.