Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XIV LTD
filed 1996-11-14
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


      For the period ended          September 30, 1996
                          ------------------------------------------------------


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



              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
            (Address of principal executive offices)        (Zip code)



Registrant's telephone number, including area code  (972) 448-5800
                                                   -----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        McNEIL REAL ESTATE FUND XIV, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1996                1995
                                                                       ---------------     ---------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     4,663,828     $     6,833,471
   Buildings and improvements...............................                35,661,726          45,953,575
                                                                        --------------      --------------
                                                                            40,325,554          52,787,046
   Less:  Accumulated depreciation..........................               (18,490,971)        (21,836,162)
                                                                        --------------      --------------
                                                                            21,834,583          30,950,884

Assets held for sale, net                                                    7,880,294                   -

Cash and cash equivalents...................................                 1,799,278           1,417,948
Cash segregated for security deposits.......................                   409,189             370,097
Accounts receivable.........................................                   447,539             350,823
Prepaid expenses and other assets...........................                   182,656             200,574
Escrow deposits.............................................                   755,114             844,622
Deferred borrowing costs, net of accumulated amorti-
   zation of $322,340 and $250,597 at September 30,
   1996, and December 31, 1995, respectively................                 1,068,652           1,140,395
                                                                        --------------      --------------

                                                                       $    34,377,305     $    35,275,343
                                                                        ==============      ==============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    27,540,506     $    27,871,969
Accounts payable............................................                    82,154             166,434
Accrued interest............................................                   198,149             201,267
Accrued property taxes......................................                   348,433             100,877
Other accrued expenses......................................                    77,564              79,725
Payable to affiliates - General Partner.....................                 1,199,567           1,255,290
Security deposits and deferred rental revenue...............                   399,233             380,367
                                                                        --------------      --------------
                                                                            29,845,606          30,055,929
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited partners - 100,000 limited partnership
     units authorized; 86,534 limited partnership
     units outstanding......................................                 7,533,331           7,766,250
   General Partner..........................................                (3,001,632)         (2,546,836)
                                                                        --------------      --------------
                                                                             4,531,699           5,219,414
                                                                        --------------      --------------

                                                                       $    34,377,305     $    35,275,343
                                                                        ==============      ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,394,794     $    2,305,697    $    7,015,762     $    6,886,211
   Interest......................             26,676             25,850            83,826             80,005
   Gain on legal settlement......                  -                  -                 -             39,841
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,421,470          2,331,547         7,099,588          7,006,057
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            668,854            680,161         2,016,545          2,019,180
   Depreciation and
     amortization................            578,013            521,427         1,724,329          1,583,608
   Property taxes................            203,574            193,390           589,515            559,998
   Personnel expenses............            243,055            251,719           716,281            765,204
   Utilities.....................            130,435            124,667           376,826            350,929
   Repair and maintenance........            226,062            257,856           871,051            733,479
   Property management
     fees - affiliates...........            116,222            115,579           343,407            343,552
   Other property operating
     expenses....................            112,884            142,144           384,713            428,287
   General and administrative....             47,079            139,667            87,161            173,418
   General and administrative -
     affiliates..................             63,269             90,517           225,032            278,728
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,389,447          2,517,127         7,334,860          7,236,383
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       32,023     $     (185,580)   $     (235,272)    $     (230,326)
                                       =============      =============     =============      =============

Net income (loss) allocated to
   limited partners..............     $       31,703     $     (183,724)   $     (232,919)    $     (228,023)
Net income (loss) allocated to
   General Partner...............                320             (1,856)           (2,353)            (2,303)
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $       32,023     $     (185,580)   $     (235,272)    $     (230,326)
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $         .37      $        (2.12)   $        (2.69)    $        (2.64)
                                       ============       =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995

                                                                                                   Total
                                                                                                  Partners'
                                                     General                 Limited               Equity
                                                     Partner                 Partners             (Deficit)
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $   (1,941,941)         $    8,094,114        $    6,152,173

Net loss..................................               (2,303)               (228,023)             (230,326)

Management Incentive Distribution.........             (454,147)                      -              (454,147)
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $   (2,398,391)         $    7,866,091        $    5,467,700
                                                  =============           =============         =============


Balance at December 31, 1995..............       $   (2,546,836)         $    7,766,250        $    5,219,414

Net loss..................................               (2,353)               (232,919)             (235,272)

Management Incentive Distribution.........             (452,443)                      -              (452,443)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $   (3,001,632)         $    7,533,331        $    4,531,699
                                                  =============           =============         =============














The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       ------------------------------------
                                                                            1996                 1995
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     6,899,382     $     6,863,411
   Cash received from legal settlement......................                         -              39,841
   Cash paid to suppliers...................................                (2,352,159)         (2,508,996)
   Cash paid to affiliates..................................                  (576,605)           (966,167)
   Interest received........................................                    83,826              80,005
   Interest paid............................................                (1,842,529)         (1,861,383)
   Property taxes paid and escrowed.........................                  (405,409)           (355,935)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 1,806,506           1,290,776
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (488,322)         (1,015,400)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (436,854)           (397,430)
   Deferred borrowing costs paid............................                         -            (107,525)
   Proceeds from refinancing of mortgage
     note payable...........................................                         -           1,115,767
   Management incentive distribution paid...................                  (500,000)                  -
                                                                        ---------------     --------------
Net cash provided by (used in) financing
   activities...............................................                  (936,854)            610,812
                                                                        --------------      --------------

Net increase in cash and cash equivalents...................                   381,330             886,188

Cash and cash equivalents at beginning of
   period...................................................                 1,417,948           1,045,158
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     1,799,278     $     1,931,346
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ----------------    ----------------
Net loss....................................................           $      (235,272)    $      (230,326)
                                                                        --------------      --------------

Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization............................                 1,724,329           1,583,608
   Amortization of deferred borrowing costs.................                    71,743              60,125
   Amortization of discounts on mortgage
     notes payable..........................................                   105,391              98,691
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (39,092)            (22,009)
     Accounts receivable....................................                   (96,716)             10,190
     Prepaid expenses and other assets......................                    17,918              16,152
     Escrow deposits........................................                    89,508            (157,767)
     Accounts payable.......................................                   (84,280)             94,194
     Accrued interest.......................................                    (3,118)             (1,019)
     Accrued property taxes.................................                   247,556             191,205
     Other accrued expenses.................................                    (2,161)             (9,152)
     Payable to affiliates - General Partner................                    (8,166)           (343,887)
     Security deposits and deferred rental
       revenue..............................................                    18,866                 771
                                                                        --------------      --------------
       Total adjustments....................................                 2,041,778           1,521,102
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     1,806,506     $     1,290,776
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

                               September 30, 1996


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                        Nine Months Ended
                                                          September 30,
                                                  ---------------------------
                                                     1996             1995
                                                  -----------     -----------

Property management fees - affiliates.......      $   343,407     $   343,552
Charged to general and administrative -
   affiliates:
   Partnership administration...............          225,032         278,728
                                                   ----------      ----------

                                                  $   568,439     $   622,280
                                                   ==========      ==========

Charged to General Partner's deficit:
   Management Incentive Distribution........      $   452,443     $   454,147
                                                   ==========      ==========

NOTE 5.

On March 13, 1995, the Partnership refinanced the Windrock mortgage note. The new mortgage note, in the amount of $3,450,000, bears interest at 9.44% per annum, and requires monthly principal and interest payments of $28,859. The maturity date of the new mortgage note is April 1, 2002. Cash proceeds from the refinancing transaction are as follows:

       New loan proceeds..................       $  3,450,000
       Existing first lien retired........         (1,894,233)
       Existing second lien retired.......           (440,000)
                                                  -----------

       Cash proceeds from refinancing.....       $  1,115,767
                                                  ===========

The Partnership incurred $107,525 of deferred borrowing costs related to the refinancing of the Windrock mortgage note. The Partnership was also required to fund $184,172 into various escrows for capital improvements, property taxes and insurance.

NOTE 6.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards no. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation charges on assets held for sale. Country Hills Plaza, Midvale Plaza and Redwood Plaza were designated "Assets Held for Sale" on October 1, 1996. Consequently, the three properties are shown as Assets Held for Sale on the Partnership's Balance Sheet dated September 30, 1996. No further depreciation charges will be recorded by the Partnership in connection with the three properties effective October 1, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1996, the Partnership owned four apartment properties and three shopping centers. All of the Partnership's properties are subject to mortgage notes.

On October 1, 1996, the Partnership placed its three commercial properties, County Hills Plaza, Midvale Plaza and Redwood Plaza, on the market for sale. Consequently, the Partnership's investment in these three properties is shown as Assets Held for Sale on the accompanying Balance Sheet dated September 30, 1996. Proceeds from the sale of the three properties will be used to first, repay the mortgage note encumbering the property sold; second, pay any deferred payments due to the General Partner or its affiliates; third, ensure that the Partnership maintains an adequate level of cash reserves; and fourth, pay distributions to the Unit holders.

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

RESULTS OF OPERATIONS
---------------------

For the quarter ended September 30, 1996, the Partnership reported net income of $32,023, an increase of $217,603 from the loss of $185,580 reported for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, the Partnership's reported loss increased $4,946 to $235,272 as compared to the same period of 1995.

Revenues:

Rental revenue for the three month and nine month periods ended September 30, 1996 increased $89,097 and $129,551, or 3.9% and 1.9%, respectively, over rental revenue earned during the same periods of 1995. At Embarcadero Club Apartments, Tanglewood Village Apartments and Thunder Hollow Apartments, steady progress was made increasing base rental rates. At Tanglewood Village Apartments, nearly all of the increase in base rental rates was offset by decreased occupancy. Net rental revenue increased less than 1% at the Nevada property. At Embarcadero Club and Thunder Hollow, increased base rental rates were partially offset by decreased occupancy. Net rental revenue increased 2.7% and 4.9% at Embarcadero Club and Thunder Hollow, respectively. The Partnership's other residential property, Windrock Apartments, continues to report decreasing occupancy rates that led to a 5.6% decrease in rental revenue at the El Paso property. A weak local economy and competition from newer apartment properties continue to drive down net rental rates.

The Partnership's commercial properties reported mixed results for the first nine months of 1996. Rental revenue increased at 4.4% and 2.2% at Redwood Plaza and Country Hills Plaza, respectively. Rental rates continue to improve at Redwood Plaza as well as collections of reimbursable expenses from the property's tenants. For the year, Redwood Plaza has maintained 100% occupancy. Country Hills has maintained 100% occupancy for both 1996 and 1995 year-to-date periods. Rental rates increased at a slower rate for the Ogden property as compared to Redwood Plaza. A decrease in percentage rents collected from tenants at Midvale Plaza led to a 4.4% decrease in rental revenue in 1996 as compared to 1995. Although percentage rents decreased, Midvale Plaza remains 100% leased for the year, and base rental rates as well as expense reimbursements from tenants continue to slowly improve.

Expenses:

Partnership expenses decreased $127,680 or 5.1% and increased $98,477 or 1.4% for the three months and nine months ended September 30, 1996 as compared to the same periods of 1995. Increased expenses, on a percentage basis, were concentrated in depreciation and repair and maintenance. The Partnership also reported decreases in other property operating expenses, general and administrative expenses, and general and administrative expenses paid to affiliates.

Depreciation expense increased 10.9% and 8.9% for the three and nine month periods ended September 30, 1996 as compared to the same periods for 1995. Of the approximately $1,216,000 of capital improvements completed at the Partnership's properties during the past twelve months, over half of the
improvements   were  completed  at  Thunder   Hollow   Apartments  and  Windrock
Apartments. These two properties recorded 13.9% and 13.4% increases in depreciation expense. The capital improvements placed in service during the past year are generally being depreciated over lives ranging from 5 to 10 years.

Repair and maintenance expenses increased 12.3% and 18.8% for the three month and nine months periods ended September 30, 1996 as compared to the same periods of 1995. This increase is attributable to the replacement of carpeting and appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996. Thunder Hollow Apartments also reported a significant increase in snow removal expenses during the first quarter of 1996.

General and administrative expenses decreased $86,257 or 50% for the nine month period ended September 30, 1996 as compared to the same period of 1995. The decrease is due to a $91,944 decrease in costs incurred to evaluate and disseminate information regarding an unsolicited tender offer. The Partnership anticipates incurring such costs in the fourth quarter of 1996 in response to an additional unsolicited tender offer, as discussed in Item 5 - Other Information.

General and administrative expenses paid to affiliates decreased 30% and 19% for the three month and nine month periods ended September 30, 1996 as compared to the same periods of 1995. Reimbursable costs allocated to the Partnership by affiliates of the General Partner decreased for 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Although the  Partnership's  net loss increased $4,946 to $235,272 for the first nine months of the year, cash flow from operations increased $515,730 to $1,806,506. Decreased payments to suppliers and to affiliates were the principal factors in the improved operating cash flow figure. Also contributing was an increase in cash received from tenants of the Partnership's properties. The improved cash flow from operations was more than sufficient to pay for additions to the Partnership's properties, to fund scheduled repayments of the Partnership's mortgage notes, to make a $500,000 payment of Management Incentive Distribution to the General Partner, and still provide for a $381,330 increase in the cash reserves of the Partnership.

Capital improvement expenditures decreased 52% to $488,322 in 1996. The Partnership's capital improvement budget for 1996 totals only $623,000, approximately half of the amount expended by the Partnership for capital improvements in each of the past six years.

Cash flows from financing activities for the third quarter of 1996 reflect principal repayments on the Partnership's various mortgage notes and a $500,000 MID payment. The third quarter of 1995, besides mortgage principal repayments, records the effects of the refinancing of the Windrock mortgage note.

Short-term liquidity:

At September 30, 1996, the Partnership held $1,799,278 of cash and cash equivalents, up $381,330 from the balance at the end of 1995. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs for the balance of 1996 and 1997. The General Partner anticipates that cash generated from operations for the remainder of 1996 will be sufficient to fund the Partnership's budgeted capital improvements and debt service requirements. Due to continued improvement in property operations, the General Partner will likely continue paying the MID. As noted above, a $500,000 MID payment was made during the third quarter of 1996. Payment of MID has been suspended for two and a half years to restore the Partnership's balance of cash and cash equivalents to an acceptable level.

The Partnership has placed its three commercial properties on the market for sale. The Partnership does not intend to use proceeds from sale of the properties to add to its balance of cash and cash equivalents. Rather, proceeds from the sale of these properties, after repayment of mortgage indebtedness, is intended to be distributed to the Unit holders.

Long-term liquidity:

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. No affiliate support has been required in the past, and there is no assurance that support from affiliates would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard.

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 2001, followed by a dissolution of the Partnership. In this regard, the Partnership has placed three of its seven properties on the market for sale.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the nine month periods ended September 30, 1996 and 1995, ($2,353) and ($2,303), respectively, were allocated to the General Partner. The limited partners received allocations of net loss of ($232,919) and ($228,023), respectively.

With the exception of the MID, distributions to Partners have been suspended since 1986 as a part of the General Partner's policy of maintaining adequate cash reserves. Distributions of cash flow from operations to Unit holders will remain suspended for the foreseeable future. However, the General Partner intends to distribute proceeds from the sale of the Partnership's commercial properties to the Unit holders, after repaying the related mortgage indebtedness. The Partnership recorded MID of $452,443 for the first nine months of 1996. The Partnership resumed MID payments during the third quarter of 1996. MID payments had been suspended since the beginning of 1994. The General Partner will continue to monitor the cash reserves and working capital requirements of the Partnership to ensure that cash flows and balances will support continued MID payments and distributions of net sales proceeds to Unit holders.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. vs. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

On August 12, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnership commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

On October 17, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On September 20, 1996, High River announced that it had commenced a tender offer for any and all units of the Partnership at $95 per unit. The tender was originally due to expire October 18, 1996, however, this offer has been extended until November 22, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)         Exhibits.

            Exhibit
            Number               Description
            --------             -----------

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

            27.                  Financial  Data  Schedule for the quarter ended
                                 September 30, 1996.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XIV, Ltd.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



November 14, 1996                    By:  /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer



November 14, 1996                    By:  /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                          McNeil Investors, Inc.




November 14, 1996                    By:  /s/  Brandon K. Flaming
-----------------                       ----------------------------------------
Date                                    Brandon K. Flaming
                                        Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.