Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XIV LTD
filed 1997-03-28
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended   December 31, 1996
                                ------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code   (972)  448-5800
                                                  ------------------------------

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

Documents Incorporated by Reference:  See Item 14, Page 39.

                                TOTAL OF 42 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund XIV, Ltd. (the "Partnership") was organized April 30, 1982 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement of limited partnership dated September 20, 1991, as amended (the "Amended Partnership Agreement"). Prior to September 20, 1991, Pacific Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership dated April 30, 1982 (the "Original Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On February 14, 1983, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $35,000,000 of limited partnership units ("Units"), with the General Partners' right to increase the offering up to $50,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 17, 1984, with 86,101 Units sold at $500 each, or gross proceeds of $43,050,500 to the Partnership, including the original general partners' purchase of 200 Units for $100,000. In 1992, 483 Units were issued to the General Partner in payment of the fixed portion of the Management Incentive Distribution ("MID"). In 1993, 30 Units were relinquished. An additional 20 Units were relinquished in 1994, leaving 86,534 Units outstanding at December 31, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, including Southmark's interests in the Corporate General Partner, were sold or liquidated for the benefit of creditors.

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

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $30,118 in cash, and common and preferred stock in the reorganized Southmark. The cash and stock represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995, for $9,723 which, when combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $39,841.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and retail real estate and other real estate related assets. At December 31, 1996, the Partnership owned seven income-producing properties as described in Item 2 - Properties.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001. In this regard, the Partnership has placed Country Hills Plaza, Midvale Plaza and Redwood Plaza on the market for sale. Until such time as the Partnership's assets are liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for a discussion of competitive conditions at the Partnership's properties.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

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

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $95 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $95 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1997, High River has purchased approximately 11.99% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

ITEM 2.      PROPERTIES
-------      ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1996. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable." See also Item 8 - Note 4 - "Real Estate Investments" and Item 8 -
Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                               Net Basis                           1996            Date
Property              Description            of Property         Debt         Property Tax       Acquired
--------              -----------            -----------         ----         ------------       ---------
Real Estate Investments:

Embarcadero
  Club (1)            Apartments
College Park, GA      404 units            $   6,724,801     $   7,680,034     $   122,810          9/84

Tanglewood
  Village (2)         Apartments
Carson City, NV       130 units                3,342,390         2,761,777          41,064          6/86

Thunder Hollow (3)
Bensalem              Apartments
  Township, PA        301 units                7,905,162         9,513,932         262,183         11/84

Windrock (4)          Apartments
El Paso, TX           150 units                3,684,613         3,412,935         100,981         10/84
                                            ------------      ------------      ----------

                                          $   21,656,966     $  23,368,678     $   527,038
                                           =============      ============      ==========

Assets Held for Sale:

Country Hills
  Plaza               Retail Center
Ogden, UT             127,262 sq. ft.     $    3,787,273     $   1,843,948     $   104,081          6/84

Midvale Plaza         Retail Center
Midvale, UT           100,051 sq. ft.          2,229,912         1,298,081          45,803          6/84

Redwood Plaza         Retail Center
Salt Lake City, UT    86,369 sq. ft.           1,925,670           912,982          58,053          6/84
                                            ------------     -------------      ----------

                                          $    7,942,855    $    4,055,011    $    207,937
                                           =============     =============     ===========

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

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  ----------
Real Estate Investments:

Embarcadero Club
   Occupancy Rate............             97%             99%            98%            88%             89%
   Rent Per Square Foot......       $    7.10      $     6.89     $     6.46      $    6.12      $     5.77

Tanglewood Village
   Occupancy Rate............             97%             98%            97%            99%             97%
   Rent Per Square Foot......       $    7.36      $     7.35     $     7.00      $    6.64      $     6.18

Thunder Hollow
   Occupancy Rate............             99%             97%            99%           100%             96%
   Rent Per Square Foot......       $    8.15      $     7.76     $     7.53      $    7.18      $     6.76

Windrock
   Occupancy Rate............             93%             75%            83%            91%             90%
   Rent Per Square Foot......       $    5.02      $     5.01     $     5.33      $    5.11      $     4.80

Assets Held for Sale:

Country Hills Plaza
   Occupancy Rate............            100%            100%           100%            97%             99%
   Rent Per Square Foot......       $    7.31      $     7.38     $     6.83      $    6.88      $     7.01

Midvale Plaza
   Occupancy Rate............            100%            100%           100%            96%             96%
   Rent Per Square Foot......       $    5.07      $     4.96     $     5.61      $    4.97      $     4.81

Redwood Plaza
   Occupancy Rate............            100%            100%            98%            76%            100%
   Rent Per Square Foot......       $    7.13      $     7.04     $     6.33      $    5.28      $     4.38

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

Competitive Conditions at Properties
------------------------------------

Country Hills Plaza has been able to achieve above market levels of occupancy and net rental rates. Current occupancy is 100%. Two new retail centers were opened to the north and south of Country Hills along the same major artery that Country Hills is located; however, Country Hills continues to hold a strong market position. Country Hills enjoys a good location next to a university and a major medical center. Capital improvements made during 1995 have given the property an updated, 90's look. The Partnership is marketing Country Hills Plaza for sale.

The area surrounding Embarcadero Club Apartments has rebounded from the 1991 Eastern Airlines bankruptcy. Embarcadero Club is 2.5 miles from Atlanta's Hartsfield International Airport. Area occupancy has improved to 94%, and concessions granted to tenants are becoming rare. Embarcadero Club's occupancy rate is at 97%, and concessions are no longer required to maintain that occupancy rate. Embarcadero Club competes with both low end and high end properties. Renovations in excess of $1,000,000 in the past four years have added significantly to the property's competitiveness. No new construction is planned for the area.

The lease covering Midvale Plaza's anchor tenant space was assigned to a new tenant that has partially occupied the anchor tenant space. The property remains 100% leased with no leases coming up for renewal in 1997. The property enjoys an excellent location at the intersection of two main thoroughfares. The principal problem for the property is to maintain its clean appearance and curb appeal relative to newer retail centers in the area. In this regard, capital expenditures will be necessary to update the appearance of the property. The Partnership is marketing Midvale Plaza for sale.

The area surrounding Redwood Plaza is transforming from a middle to low income area to a growing commercial district. A new housing development is being constructed immediately north of the property. Local businesses, such as McDonnell Douglas, Litton Industries and Unisys, as well as one of the property's tenants, the Utah Motor Vehicle Division, provide strong lunch time traffic to the property. The Motor Vehicle Division is one of only three offices in the Salt Lake Valley where motorists may renew their licenses. Occupancy is projected to remain strong during 1997. The Partnership is marketing Redwood Plaza for sale.

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

Thunder Hollow Apartments has been able to maintain occupancy rates in excess of the local market's 95% to 96% average occupancy rate even though it typically has been able to obtain rental rates higher than its competition. The property has some of the largest floor plans in its market, an especially attractive feature for tenants with children. There has been no new multi-family development in the market for several years. Competition is limited in this market, but further increases in rental rates may be difficult to achieve due to the predominantly blue collar demographics of the area and an overbuilt single family home market.

The occupancy rate at Windrock Apartments recovered during 1996 to finish the year at 93%, up from 75% a year earlier. The local economy is closely tied to Mexico's economy which has been very unstable due to the peso's devaluation. Windrock offers some unusually large floor plans in a secluded setting, but lack of washer/dryer connections and limited parking space have been handicaps for the property as it competes with newer properties with full amenity packages. Capital improvements completed and planned are necessary for Windrock to compete with newer properties in the area.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1997 through 2006:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------           ------           -----------
Assets Held for Sale:

Country Hills Plaza
-------------------
1997                             2                     4,764         $    46,752              6%
1998                             1                     1,638              18,924              2%
1999                             2                     4,664              44,940              6%
2000                             3                     4,416              47,220              6%
2001                             2                     4,207              46,284              6%
2002                             1                     1,615              17,760              2%
2003                             0                         -                   -              -
2004                             1                    37,123             120,276             16%
2005                             0                         -                   -              -
2006                             0                         -                   -              -

Midvale Plaza
-------------
1997                             0                         -         $         -              -
1998                             2                     8,571              69,096             18%
1999                             0                         -                   -              -
2000                             1                     4,131              31,416              8%
2001                             1                    25,143              69,144             18%
2002                             0                         -                   -              -
2003                             0                         -                   -              -
2004                             1                    15,818              69,360             18%
2005                             0                         -                   -              -
2006                             1                    37,122             102,972             27%

Redwood Plaza
-------------
1997                             2                     5,549         $    32,844              6%
1998                             3                     5,330              37,860              7%
1999                             3                     4,856              35,484              7%
2000                             2                    28,313              86,940             17%
2001                             1                     3,040              55,632             11%
2002                             0                         -                   -              -
2003                             1                    20,100             203,616             39%
2004                             1                    14,993              63,276             12%
2005                             0                         -                   -              -
2006                             0                         -                   -              -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                       Square Footage                                                   Lease
   Use                              Leased                        Annual Rent                 Expiration
---------                      --------------                     -----------                 ----------
Assets Held for Sale:

Country Hills Plaza
-------------------

Discount Store                        37,123                       $120,276                      2004
Grocery Store                         67,100                        416,808                      2013

Midvale Plaza
-------------

Grocery Store                         25,143                         69,144                      2001
Discount Store                        15,818                         69,360                      2004
Home Supply Store                     37,122                        102,972                      2006

Redwood Plaza
-------------

Grocery Store                         24,873                         55,968                      2000
Government Office                     20,100                        203,616                      2003
Discount Store                        14,993                         63,276                      2004

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to Unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

For a discussion of the Southmark bankruptcy, see Item 1 - Business.

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

(B)          Title of Class                   Number of Record Unit Holders
             --------------                   -----------------------------

             Limited partnership units        4,011 as of January 31, 1997

(C) No distributions were made to the limited partners during 1996 or 1995. Distributions to limited partners in 1997, if any, will be limited to proceeds from the sale of the Partnership's properties after repayment of related mortgage notes and maintenance of adequate reserves of cash and cash equivalents.

             The Partnership accrued distributions of $618,786 and $601,583 for the benefit of the General Partner for the years ended December 31, 1996 and 1995, respectively, all of which remains unpaid at December 31, 1996. These distributions are the MID pursuant to the Amended Partnership Agreement. Payment of MID was suspended for 1994 and 1995. A $500,000 MID payment was made to the General Partner in August 1996. The General Partner anticipates additional MID payments in 1997. See Item 8 - Note 2 "Transactions with Affiliates." See also Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will resume distributions to the limited partners.

ITEM 6.      SELECTED FINANCIAL DATA
-------      -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.

Statements of                                                Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue................      $   9,429,880   $  9,188,439  $    8,899,488  $   8,881,991  $   8,942,919
Gain on legal settlement......                  -         39,841               -              -              -
Gain on involuntary
   conversion.................                  -              -          51,588              -              -
Gain on disposition
   of real estate.............                  -              -               -        627,902              -
Total revenue.................          9,536,634      9,350,464       8,988,225      9,539,165      9,046,359
Loss before extraordinary
   item.......................           (119,302)      (331,176)       (300,760)      (626,596)    (1,622,555)
Extraordinary gain on
   extinguishment of debt.....                  -              -               -              -         76,242
Net loss......................           (119,302)      (331,176)       (300,760)      (626,596)    (1,546,313)

Net loss per limited
 partnership unit:
Loss before extraordinary
   item.......................      $       (1.36)  $      (3.79) $        (3.44) $       (7.17) $      (18.55)
Extraordinary gain on
   extinguishment of debt.....                  -              -               -              -            .87
                                     ------------    -----------   -------------   ------------   ------------

Net loss per limited
   partnership unit...........      $       (1.36)  $      (3.79) $        (3.44) $      (7.17)  $      (17.68)
                                     ============    ===========   =============   ===========    ============


                                                              As of December 31,
Balance Sheets                          1996           1995            1994           1993           1992
--------------                      -------------  -------------  --------------  -------------  -------------

Real estate investments,
   net........................      $  21,656,966   $ 30,950,884  $   31,396,082  $  32,248,606  $  36,625,427
Assets held for sale..........          7,942,855              -               -              -              -
Total assets..................         34,188,885     35,275,343      35,214,866     35,514,281     39,408,958
Mortgage notes payable,
   net........................         27,423,689     27,871,969      27,161,556     27,520,265     30,144,223
Partners' equity..............          4,481,326      5,219,414       6,152,173      7,026,841      8,125,447


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold Ridgewood Park Apartments on June 15, 1993.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The  Partnership  was formed to  acquire,  operate and  ultimately  dispose of a portfolio of income-producing real properties. At the end of 1996, the Partnership owned four apartment properties and three retail shopping centers. On October 1, 1996, the Partnership placed its three retail shopping centers on the market for sale. All of the Partnership's properties are subject to mortgage notes.

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

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Thunder Hollow Apartments and Embarcadero Club Apartments accounted for most of the Partnership's $241,441 or 2.6% increase in rental revenue in 1996 compared to 1995. Base rental rates were increased at both properties. Vacancy losses reduced the effect of the rental rate increases at Embarcadero Club, but improving occupancy boosted the effect of the increases at Thunder Hollow Apartments. Although Tanglewood Village Apartments increased base rental rates, the increase was wholly offset by increased vacancy losses, leading to unchanged rental revenue in 1996 compared to 1995. Rental revenue earned at Windrock Apartments improved throughout 1996. Windrock Apartments began 1996 with an occupancy rate of 75%, and increased occupancy to 93% at the end of 1996.
For the year, rental revenue rates and occupancy were unchanged from 1995.

All three of the Partnership's Utah retail shopping centers ended 1996 100% leased. Good locations and a strong Utah economy have enabled the three properties to continue to provide positive cash flow for the Partnership. A decrease in expense recoveries from tenants led to a 0.9% decrease in rental revenue at Country Hills. Redwood Plaza increased its rental revenue 1.4% principally through increased rental rates on its newer leases. Midvale Plaza's anchor tenant, a home supply store, vacated its space in June 1995. The anchor tenant subsequently assigned its lease to a new tenant, a retail second hand store, that has occupied 55% of the anchor tenant space. The remaining space remains vacant, but under lease. For the year, Midvale Plaza increased rental revenue 2.3% mostly through an increase in contingent rentals based on the sales activity of the property's tenants.

Expenses:

Partnership expenses decreased $25,704 or 0.3% in 1996 compared to 1995. On a combined basis, the Partnership reported a significant increases in repair and maintenance expense and in general and administrative expenses, and significant decreases in other property operating expenses and general and administrative expenses paid to affiliates.

Repair and maintenance expenses increased $106,875 or 10.3% in 1996 compared to 1995. The increase was concentrated at the Partnership's residential properties. Under the Partnership's capitalization policy, most expenditures for floor covering replacements were capitalized in 1995. However, such expenditures were generally expensed in 1996 because the level of such expenditures was not great enough to qualify for capitalization. Floor covering expenses increased $48,563 in 1996 compared to 1995. Also a factor in the increase in repair and maintenance was a $60,628 increase in snow removal expenses and other storm-related clean up expenses incurred at Thunder Hollow Apartments.

General and administrative expenses increased $37,061 or 19% in 1996 compared to 1995. The Partnership incurred increased costs associated with the fees charged by professionals such as appraisers, auditors and other consultants, as well a 7.9% increase in expenses associated with an unsolicited tender offer.

Other property operating expenses decreased $62,728 or 10.8% in 1996 compared to 1995. The Partnership incurred decreased expenses for property insurance and for costs associated with credit and collection activities. These decreases were concentrated at the Partnership's residential properties.

General and administrative expenses paid to affiliates decreased $79,472 or 21.3% in 1996 compared to 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI. Such reimbursements are paid in accordance with the Partnership's Amended Partnership Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three year period ended December 31, 1996, the Partnership experienced losses totaling $751,238. However, during the same three year period, the Partnership generated $6,344,091 of cash flow from operating activities. Cash flow from operations increased $780,893 to $2,408,791 in 1996 compared to 1995. The largest factor in the increase was a $421,991 decrease in cash paid to affiliates. The Partnership's administrative reimbursements paid to affiliates in 1995 included reimbursements for both 1995 and 1994. Reimbursements in 1996 reflect only the 1996 expenses.

The Partnership invested $834,036 in capital improvements in 1996, in addition to the $1.74 and $1.17 million invested in 1995 and 1994, respectively. The Partnership has budgeted an additional $483,000 for capital improvements in 1997.

As a result of the Partnership's improving cash position, the Partnership paid $500,000 of MID to the General Partner in August 1996. MID payments had been suspended since the beginning of 1994 to increase the cash reserves of the Partnership. The Partnership anticipates further MID payments in 1997 if the Partnership's properties continue to perform as anticipated.

In March 1995, the Partnership refinanced Windrock Apartments in a transaction that yielded approximately $824,000 of financing proceeds to the Partnership, after funding the required escrows and paying deferred borrowing costs related to the financing. The Partnership's next mortgage balloon payment does not occur until 2002.

Short Term Liquidity:

The Partnership expended considerable resources from 1993 through 1995 to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the three years have enabled the Partnership to increase its rental revenues and reduce certain of its repairs and maintenance expenses. The Partnership has budgeted an additional $483,000 of capital improvements for 1997, to be funded from property operations.

At December 31, 1996, the Partnership held cash and cash equivalents of $1,903,902. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner resumed MID payments during 1996, and anticipates additional MID payments will be made in 1997 if the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the Partnership's budgeted capital improvements for 1997 and to repay the current portion of the Partnership's mortgage notes.

On October 1, 1996, the Partnership placed Country Hills Plaza, Midvale Plaza and Redwood Plaza on the market for sale. As of December 31, 1996, the Partnership signed an agreement to sell Country Hills Plaza. The sale is still subject to contingencies, and there is no guarantee that the Partnership will in fact be able to conclude the sale of Country Hills Plaza. The Partnership anticipates that proceeds from the sale of these properties, after repayment of the related mortgage notes, will be used to pay the MID and to pay distributions to the limited partners.

Long Term Liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $3.7 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001. In this regard, the Partnership has placed Country Hills Plaza, Midvale Plaza and Redwood Plaza on the market for sale.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the contingent portion of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for each of the three years in the period ended December 31, 1996, net losses of $1,193, $3,312 and $3,008, respectively, were allocated to the General Partner. The limited partners received allocations of net loss of $118,109, $327,864 and $297,752 for the years ended December 31, 1996, 1995 and 1994, respectively.

Distributions to Unit holders have been suspended since 1986 as part of management's policy of maintaining adequate cash reserves. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. The Partnership paid $500,000 of MID to the General Partner during 1996. No MID was paid during 1994 and 1995 due to the General Partner's decision to defer payment of MID until such time as the Partnership's cash position improved. The Partnership anticipates making additional MID payments during 1997 if the Partnership's properties continue to perform as projected.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                                                                        Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       18

   Balance Sheets at December 31, 1996 and 1995...................................                       19

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       20

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1996.......................................                       21

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1996.....................................................                       22

   Notes to Financial Statements..................................................                       24

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       34



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XIV, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XIV, Ltd. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XIV, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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





/s/ Arthur Andersen LLP

Dallas, Texas
   March 10, 1997

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                 BALANCE SHEETS


                                                                                  December 31,
                                                                       -----------------------------------
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:

   Land.....................................................           $     4,663,828      $    6,833,471
   Building and improvements................................                35,944,879          45,953,575
                                                                        --------------       -------------
                                                                            40,608,707          52,787,046
   Less:  Accumulated depreciation and amortization.........               (18,951,741)        (21,836,162)
                                                                        --------------       --------------
                                                                            21,656,966          30,950,884

Assets held for sale........................................                 7,942,855                   -

Cash and cash equivalents...................................                 1,903,902           1,417,948
Cash segregated for security deposits.......................                   399,366             370,097
Accounts receivable.........................................                   385,721             350,823
Prepaid expenses and other assets...........................                   173,908             200,574
Escrow deposits.............................................                   681,430             844,622
Deferred borrowing costs, net of accumulated
   amortization of $346,255 and $250,597 at
   December 31, 1996 and 1995, respectively.................                 1,044,737           1,140,395
                                                                        --------------       -------------

                                                                       $    34,188,885      $   35,275,343
                                                                        ==============       =============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    27,423,689      $   27,871,969
Accounts payable............................................                   103,747             166,434
Accrued property taxes......................................                   100,981             100,877
Accrued interest............................................                   197,124             201,267
Other accrued expenses......................................                    82,329              79,725
Payable to affiliates - General Partner.....................                 1,388,371           1,255,290
Security deposits and deferred rental revenue...............                   411,318             380,367
                                                                        --------------       -------------
                                                                            29,707,559          30,055,929
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners - 100,000  limited  partnership units
     authorized;  86,534 limited partnership units issued
     and outstanding at December 31, 1996 and 1995..........                 7,648,141           7,766,250
   General Partner..........................................                (3,166,815)         (2,546,836)
                                                                        --------------       --------------
                                                                             4,481,326           5,219,414
                                                                        --------------       -------------

                                                                       $    34,188,885      $   35,275,343
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996                1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    9,429,880     $    9,188,439    $     8,899,488
   Interest................................               106,754            122,184             37,149
   Gain on legal settlement................                     -             39,841                  -
   Gain on involuntary conversion..........                     -                  -             51,588
                                                    -------------      -------------     --------------
     Total revenue.........................             9,536,634          9,350,464          8,988,225
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             2,682,467          2,694,731          2,720,260
   Depreciation and amortization...........             2,185,099          2,171,607          1,990,895
   Property taxes..........................               713,729            719,183            711,473
   Personnel expenses......................               925,738            984,852            964,656
   Repairs and maintenance.................             1,145,081          1,038,206            996,159
   Utilities...............................               495,851            469,550            479,218
   Property management fees -
     affiliates............................               465,738            456,139            441,082
   Other property operating expenses.......               516,913            579,641            557,110
   General and administrative..............               232,097            195,036             81,805
   General and administrative -
     affiliates............................               293,223            372,695            346,327
                                                    -------------      -------------     --------------
     Total expenses........................             9,655,936          9,681,640          9,288,985
                                                    -------------      -------------     --------------

Net loss...................................        $     (119,302)    $     (331,176)   $      (300,760)
                                                    =============      =============     ==============

Net loss allocated to limited
   partners................................        $     (118,109)    $     (327,864)   $      (297,752)
Net loss allocated to General
   Partner.................................                (1,193)            (3,312)            (3,008)
                                                    -------------      -------------     --------------

Net loss...................................        $     (119,302)    $     (331,176)   $      (300,760)
                                                    =============      =============     ==============

Net loss per limited partnership unit......        $        (1.36)    $        (3.79)   $         (3.44)
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1996, 1995 and 1994


                                                                                                      Total
                                                                                                    Partners'
                                                    General                 Limited                  Equity
                                                    Partner                 Partners                (Deficit)
                                                 ----------------        ----------------      ---------------
Balance at December 31, 1993..............       $    (1,365,025)        $     8,391,866       $     7,026,841

Net loss..................................                (3,008)               (297,752)             (300,760)

Management Incentive Distribution.........              (573,908)                      -              (573,908)
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............            (1,941,941)              8,094,114             6,152,173

Net loss..................................                (3,312)               (327,864)             (331,176)

Management Incentive Distribution.........              (601,583)                      -              (601,583)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............            (2,546,836)              7,766,250             5,219,414

Net loss..................................                (1,193)               (118,109)             (119,302)

Management Incentive Distribution.........              (618,786)                      -              (618,786)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............       $    (3,166,815)        $     7,648,141       $     4,481,326
                                                  ==============          ==============        ==============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                           For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1995               1994
                                                   ---------------    ---------------   ---------------
Cash flows from operating activities:
   Cash received from tenants..............        $    9,395,118     $    9,215,001    $     8,903,536
   Cash paid to suppliers..................            (3,182,745)        (3,400,938)        (2,983,226)
   Cash paid to affiliates.................              (744,666)        (1,166,657)          (441,134)
   Interest received.......................               106,754            122,184             37,149
   Interest paid...........................            (2,450,431)        (2,477,133)        (2,516,551)
   Property taxes paid.....................              (715,239)          (704,400)          (692,372)
   Cash received from legal
     settlement............................                     -             39,841                  -
                                                    -------------      -------------     --------------
Net cash provided by operating
     activities............................             2,408,791          1,627,898          2,307,402
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (834,036)        (1,743,497)        (1,166,250)
   Insurance proceeds from gain on
     involuntary conversion................                     -             17,088             79,467
                                                    -------------      -------------     --------------
Net cash used in investing activities......              (834,036)        (1,726,409)        (1,086,783)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (588,801)          (536,941)          (494,746)
   Deferred borrowing costs paid...........                     -           (107,525)           (12,065)
   Net proceeds from refinancing of
     mortgage notes payable................                     -          1,115,767                  -
   Management Incentive Distribution.......              (500,000)                 -                  -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
     financing activities..................            (1,088,801)           471,301           (506,811)
                                                    -------------      -------------     --------------

Net increase in cash and cash
     equivalents...........................               485,954            372,790            713,808

Cash and cash equivalents at
     beginning of year.....................             1,417,948          1,045,158            331,350
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $    1,903,902     $    1,417,948    $     1,045,158
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities


                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996               1995               1994
                                                   ---------------    ---------------   ----------------
Net loss...................................        $     (119,302)    $     (331,176)   $      (300,760)
                                                    -------------      -------------     --------------

Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation and amortization...........             2,185,099          2,171,607          1,990,895
   Amortization of deferred
     borrowing costs.......................                95,658             88,026             71,255
   Amortization of discounts on
     mortgage notes payable................               140,521            131,587            136,037
   Gain on involuntary
     conversion............................                     -                  -            (51,588)
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (29,269)             2,060             10,172
     Accounts receivable...................               (34,898)            43,462             13,906
     Prepaid expenses and other
        assets.............................                26,666             29,947             26,897
     Escrow deposits.......................               163,192           (188,855)            50,534
     Accounts payable......................               (62,687)            11,363            (20,014)
     Accrued property taxes................                   104             15,997              6,810
     Accrued interest......................                (4,143)            (2,015)            (3,583)
     Other accrued expenses................                 2,604             (1,880)            10,350
     Payable to affiliates - General
       Partner.............................                14,295           (337,823)           346,275
     Security deposits and deferred
       rental revenue......................                30,951             (4,402)            20,216
                                                    -------------      -------------     --------------
         Total adjustments.................             2,528,093          1,959,074          2,608,162
                                                    -------------      -------------     --------------

Net cash provided by operating
     activities............................        $    2,408,791     $    1,627,898    $     2,307,402
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XIV, Ltd. (the "Partnership") was organized April 30, 1982 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an amended and restated partnership agreement of limited partnership dated September 20, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership owned seven income-producing properties as described in Note 4 - Real Estate Investments.

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

                                                      % of Ownership Interest
   Tier Partnership                               Partnership    General Partner
   ----------------                               -----------    ---------------

   Limited partnerships:
     Tanglewood Fund XIV Associates, L.P. (b)...       99%              1%
     Thunder Hollow Fund XIV Limited
         Partnership (a) (b)....................      100               -
     Windrock Fund XIV, L.P. (a) (c)............      100               -

     General partnerships:
       Embarcadero Associates (b)...............       99               1

(a) The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

(b) Included in the financial statements for the years ended December 31, 1996, 1995 and 1994.

(c) Included in the financial statements for the years ended December 31, 1996 and 1995.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Assets Held for Sale
--------------------

Assets held for sale are stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on these assets ceases at the time they are placed on the market for sale.

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

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the terms of the related mortgage notes. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on mortgage notes is included in interest expense on the Statements of Operations.

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

Net income of the Partnership for both financial statement and income tax reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount paid for the Management Incentive Distribution ("MID") for which no income allocation has previously been made (see Note 2 - "Transactions with Affiliates"). Any remaining net income is allocated to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)      First,  to  the  General  Partner,  in   an  amount  equal  to the  MID
         (see  Note  2 -  "Transactions  with Affiliates"); and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were paid to the limited partners in 1996, 1995 or 1994. The Partnership paid or accrued distributions of $618,786, $601,583 and $573,908 for the benefit of the General Partner for the MID in 1996, 1995 and 1994, respectively.

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per limited partnership unit ("Units") is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 86,534 Units outstanding in 1996, 1995 and 1994.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. During 1996, 1995 and 1994, no Units were issued as payment for the MID.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which, under policies of prior management, had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1996, 1995 or 1994 as the Entitlement Amount was sufficient to pay the MID notwithstanding the amendment of the capitalization policy.

Any amount of MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1995               1994
                                                   --------------     --------------    ---------------
Property management fees -
   affiliates..............................        $      465,738     $      456,139    $       441,082
Charged to general and
   administrative - affiliates:
   Partnership administration..............               293,223            372,695            346,327
                                                    -------------      -------------     --------------

                                                   $      758,961     $      828,834    $       787,409
                                                    =============      =============     ==============

Charged to General Partner's deficit:
   Management Incentive Distribution               $      618,786     $      601,583    $       573,908
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1996 and 1995 consists of reimbursable costs, property management fees and MID that are due and payable from current operations.

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

The  Partnership's  net assets and liabilities for tax purposes exceeded the net
assets  and  liabilities  for  financial   reporting   purposes  by  $1,802,969,
$1,331,413 and $873,565 in 1996, 1995 and 1994, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1996 and 1995 are set forth in the following tables:

                                                   Buildings and       Accumulated           Net Book
       1996                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ---------------
Embarcadero Club
   College Park, GA            $    1,216,712      $   12,312,055      $   (6,803,966)     $    6,724,801
Tanglewood Village
   Carson City, NV                    705,859           5,031,895          (2,395,364)          3,342,390
Thunder Hollow
   Bensalem Township, PA            1,837,539          12,883,353          (6,815,730)          7,905,162
Windrock
   El Paso, TX                        903,718           5,717,576          (2,936,681)          3,684,613
                                -------------       -------------       -------------       -------------

                               $    4,663,828      $   35,944,879      $  (18,951,741)     $   21,656,966
                                =============       =============       =============       =============

                                                   Buildings and       Accumulated           Net Book
       1995                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ----------------

Country Hills Plaza
   Ogden, UT                   $      767,662      $    5,457,141      $   (2,278,024)     $    3,946,779
Embarcadero Club                    1,216,712          12,161,392          (6,216,068)          7,162,036
Midvale Plaza
   Midvale, UT                        783,169           2,772,471          (1,336,058)          2,219,582
Redwood Plaza
   Salt Lake City, UT                 618,812           2,460,573          (1,098,630)          1,980,755
Tanglewood Village                    705,859           4,831,955          (2,130,987)          3,406,827
Thunder Hollow                      1,837,539          12,670,168          (6,154,540)          8,353,167
Windrock                              903,718           5,599,875          (2,621,855)          3,881,738
                                -------------       -------------       -------------       -------------

                               $    6,833,471      $   45,953,575      $  (21,836,162)     $   30,950,884
                                =============       =============       =============       =============

On October 1, 1996, the General Partner placed Country Hills Plaza, Midvale Plaza and Redwood Plaza on the market for sale. All three properties are classified as assets held for sale at December 31, 1996. On December 31, 1996, the Partnership entered into a contract to sell Country Hills Plaza to an unaffiliated purchaser. The sale of Country Hills Plaza is scheduled to close during the second quarter of 1997. The net book values of Country Hills Plaza, Midvale Plaza and Redwood Plaza at December 31, 1996 were $3,787,273, $2,229,912 and $1,925,670, respectively.

The results of operations for the assets held for sale at December 31, 1996 are $459,447, $297,444 and $220,928 for 1996, 1995 and 1994, respectively. Results of operations are operating revenues less operating expenses including depreciation and interest expense.

The Partnership leases its commercial properties under various non-cancelable operating leases. Future minimum rents to be received for commercial properties, which are classified as assets held for sale as of December 31, 1996, are as follows:

       1997............................               $  1,615,000
       1998............................                  1,523,000
       1999............................                  1,434,000
       2000............................                  1,368,000
       2001............................                  1,144,000
       Thereafter......................                  6,672,000
                                                       -----------

                                                      $ 13,756,000
                                                       ===========

Future minimum rents do not include contingent rents based on sales volume of tenants. Contingent rents amounted to $2,462, $3,489 and $45,121 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. These expense reimbursements amounted to $349,600, $370,814 and $318,587 for the years ended December 31, 1996, 1995 and 1994, respectively. These contingent rents and expense reimbursements, which are comprised of amounts generated by assets held for sale, are included in rental revenue on the Statements of Operations.

The Partnership's real estate investments and assets held for sale are encumbered by mortgage notes as discussed in Note 5 - "Mortgage Notes Payable."

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes of the Partnership at December 31, 1996 and 1995. All mortgage notes are secured by real estate investments:

                           Mortgage          Annual       Monthly
                             Lien            Interest     Payments/                        December 31,
Property                 Position (a)        Rates %      Maturity Date (d)          1996                1995
--------                 -------------       -------      -----------------     --------------    ---------------
Country Hills Plaza      First                9.000    $   24,742    07/04 (d)  $   2,255,102     $    2,344,625
                         Discount (b)                                                (411,154)          (465,535)
                                                                                 ------------      -------------
                                                                                    1,843,948          1,879,090
                                                                                 ------------      -------------

Embarcadero Club         First                7.875        57,280    12/23          7,680,034          7,759,181
                                                                                 ------------      -------------

Midvale Plaza            First                9.500        20,589    09/06          1,566,962          1,660,294
                         Discount (b)                                                (268,881)          (305,017)
                                                                                 ------------      -------------
                                                                                    1,298,081          1,355,277
                                                                                 ------------      -------------

                           Mortgage          Annual       Monthly
                             Lien            Interest     Payments/                       December 31,
Property                 Position (a)        Rates %      Maturity Date (d)         1996                1995
--------                 -------------       -------      -----------------     --------------    ---------------
Redwood Plaza            First                9.875       $14,660    06/06      $   1,081,583      $   1,147,137
                         Discount (b)                                                (168,601)          (191,950)
                                                                                 ------------      -------------
                                                                                      912,982            955,187
                                                                                 ------------      -------------

Tanglewood Village       First                6.750        20,176    11/18          2,761,777          2,815,481
                                                                                 ------------      -------------

Thunder Hollow (c)       First                8.150        82,131    07/03 (d)      9,726,634          9,911,243
                         Discount (b)                                                (212,702)          (239,357)
                                                                                 ------------      -------------
                                                                                    9,513,932          9,671,886
                                                                                 ------------      -------------

Windrock                 First                9.440        28,859    04/02 (d)      3,412,935          3,435,867
                                                                                 ------------      -------------

                                                                                $  27,423,689     $   27,871,969
                                                                                 ============      =============

(a)    The debt is non-recourse to the Partnership.

(b) The discount on the Thunder Hollow mortgage note is based on an effective interest rate of 8.62%. All other discounts are based on effective interest rates ranging from 12% to 14.4%.

(c) Financing was obtained in June 1993 under the terms of a Real Estate Mortgage Investment Conduit financing. The note may not be prepaid in whole or part before July 1998. Any prepayments made during the sixth or seventh loan years are subject to a Yield Maintenance premium, as defined.

(d)    Balloon payments on the mortgage notes are due as follows:

       Property                     Balloon Payment             Date

       Windrock                      $  3,249,832               04/02
       Thunder Hollow                   8,080,794               07/03
       Country Hills                    1,253,951               07/04

Scheduled principal maturities of the mortgage notes under existing agreements, before consideration of discounts of $1,061,338, are as follows:

       1997 .........................        $    641,418
       1998 .........................             698,580
       1999 .........................             761,011
       2000 .........................             829,088
       2001..........................             903,325
       Thereafter ...................          24,651,605
                                              -----------
                                             $ 28,485,027
                                              ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the Partnership's mortgage notes payable was approximately $27,340,000 and $28,470,000 at December 31, 1996 and 1995, respectively.

NOTE 6 - REFINANCING OF MORTGAGE NOTE PAYABLE
---------------------------------------------

On March 13, 1995, the Partnership refinanced the Windrock mortgage note. The new mortgage note, in the amount of $3,450,000, bears interest at 9.44% per annum, and requires monthly principal and interest payments of $28,859. The maturity date of the new mortgage note is April 1, 2002. Cash proceeds from the refinancing transaction are as follows:

       New loan proceeds .......................    $   3,450,000
       Existing first lien retired .............       (1,894,233)
       Existing second lien retired ............         (440,000)
                                                     ------------

       Cash proceeds from refinancing ..........    $   1,115,767
                                                     ============

The Partnership incurred $107,525 of deferred borrowing costs related to the refinancing of the Windrock mortgage note. The Partnership was also required to use $184,172 of the refinancing proceeds to fund various escrow accounts for the payment of property taxes, hazard insurance and capital improvements.

NOTE 7 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On January 9, 1994, freezing weather caused $111,835 of damage to Thunder Hollow Apartments. The Partnership received a total of $96,555 in insurance reimbursements to cover the cost to repair Thunder Hollow Apartments. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a $51,588 gain on involuntary conversion.

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except as noted below.

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to Unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

5) McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

     On August 12,  1996,  High River  Limited  Partnership  (as defined in this
     Section 5, "High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the Unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of Unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

     On October 16, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of Unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the Unitholder lists to High River. The judge's decision resolved all the issues in the action.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1996

                                                                                  Cumulative           Costs
                                                       Initial Cost (b)            Write-down       Capitalized
                          Related (b)                         Buildings and     and Permanent       Subsequent
Description               Encumbrances         Land           Improvements        Impairment       To Acquisition
-----------               ------------         ----           --------------    -------------      --------------
APARTMENTS:

Embarcadero Club
   College Park, GA       $     7,680,034   $     1,216,712   $    10,081,573    $           -    $    2,230,482

Tanglewood Village
   Carson City, NV              2,761,777           705,859         4,004,394                -         1,027,501

Thunder Hollow
   Bensalem
     Township, PA               9,513,932         1,837,539        10,412,721                -         2,470,632

Windrock
   El Paso, TX                  3,412,935           903,718         4,490,001          (97,632)        1,325,207
                           --------------    --------------    --------------     ------------     -------------

                          $    23,368,678   $     4,663,828   $    28,988,689    $     (97,632)   $    7,053,822
                           ==============    ==============    ==============     ============     =============

Assets Held for Sale (c):

Country Hills Plaza
   Ogden, UT              $     1,843,948

Midvale Plaza
   Midvale, UT                  1,298,081

Redwood Plaza
   Salt Lake City, UT             912,982
                           --------------
                          $     4,055,011
                           ==============

(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) Assets held for sale are carried at the lower of depreciated cost or fair value less costs to sell. Historical cost net of accumulated depreciation and write-downs becomes the new cost basis when the asset is classified as "held for sale." Depreciation ceases at the time the assets are placed on the market for sale.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                    Accumulated
                                                 Buildings and                           Depreciation
Description                      Land            Improvements          Total (a)       and Amortization
-----------                      ----            --------------        ---------       ----------------
APARTMENTS:

Embarcadero Club
   College Park, GA           $    1,216,712     $   12,312,055   $     13,528,767   $    (6,803,966)

Tanglewood Village
   Carson City, NV                   705,859          5,031,895          5,737,754        (2,395,364)

Thunder Hollow
   Bensalem
     Township, PA                  1,837,539         12,883,353         14,720,892        (6,815,730)

Windrock
   El Paso, TX                       903,718          5,717,576          6,621,294        (2,936,681)
                               -------------      -------------    ---------------    --------------

                              $    4,663,828     $   35,944,879   $     40,608,707   $   (18,951,741)
                               =============      =============    ===============    ==============

Assets Held for Sale (c):

Country Hills Plaza
   Ogden, UT                                                      $     3,787,273

Midvale Plaza
   Midvale, UT                                                          2,229,912

Redwood Plaza
   Salt Lake City, UT                                                   1,925,670
                                                                   --------------
                                                                  $     7,942,855
                                                                   ==============

(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $53,026,763 and accumulated depreciation was $28,162,356 at December 31, 1996.

(c) Assets held for sale are carried at the lower of depreciated cost or fair value less costs to sell. Historical cost net of accumulated depreciation and write-downs becomes the new cost basis when the asset is classified as "held for sale." Depreciation ceases at the time the assets are placed on the market for sale.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1996


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
APARTMENTS:

Embarcadero Club
   College Park, GA             1970/74                     09/84                   5-25

Tanglewood Village
   Carson City, NV              1979                        06/86                   5-25

Thunder Hollow
   Bensalem
     Township, PA               1973                        11/84                   5-25

Windrock
   El Paso, TX                  1971                        10/84                   5-25

Assets Held for Sale:

Country Hills Plaza
   Ogden, UT                    1979                        06/84

Midvale Plaza
   Midvale, UT                  1976                        06/84

Redwood Plaza
   Salt Lake City, UT           1976                        06/84


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization



A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                           For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ----------------
Real estate investments:

Balance at beginning of year...............        $   52,787,046     $   51,070,722    $    49,948,804

Improvements...............................               771,475          1,743,497          1,166,250

Replacements...............................                     -            (27,173)           (44,332)

Reclassification of assets held
   for sale................................           (12,949,814)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   40,608,707     $   52,787,046    $    51,070,722
                                                    =============      ==============    ==============



Accumulated depreciation and amortization:

Balance at beginning of year...............        $   21,836,162     $   19,674,640    $    17,700,198

Depreciation and amortization..............             2,185,099          2,171,607          1,990,895

Replacements...............................                     -            (10,085)           (16,453)

Reclassification of assets held
   for sale................................            (5,069,520)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   18,951,741     $   21,836,162    $    19,674,640
                                                    =============      =============     ==============



Assets Held for Sale:

Balance at beginning of year...............        $            -

Reclassification of assets held
    for sale...............................             7,880,294

Improvements...............................                62,561
                                                    -------------

Balance at end of year.....................        $    7,942,855
                                                    =============


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------      -----------------------------------------------------------
             AND FINANCIAL DISCLOSURE
             ------------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is   also  Chairman  of the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real   estate   acquisitions,   mortgage
                                        financing  and real estate  syndications
                                        since  1960.   From  1986  until  active
                                        operations    of   McREMI   and   McNeil
                                        Partners,  L.P.  began in February 1991,
                                        Mr. McNeil was a private  investor.  Mr.
                                        McNeil   has  been  a   member   of  the
                                        International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.  McNeil    is  Co-Chairman,    with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate agent and analyst with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs.   McNeil   established  the  Escrow
                                        Training  Company,   California's  first
                                        accredited  commercial  training program
                                        for title  company  escrow  officers and
                                        real  estate  agents   needing   college
                                        credits   to   qualify   for   brokerage
                                        licenses.  She  began in real  estate as
                                        Manager and Marketing  Director of Title
                                        Insurance and Trust in Marin County, CA.
                                        Mrs. McNeil serves on the  International
                                        Board   of   Directors   of   the   Salk
                                        Institute.

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and                           Executive  Officer of McNeil Real Estate
Chief Executive Officer                 Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

      High River Limited Partnership, 100 S. Bedford Road, Mount Kisco, New York, 10549, which owns 10,371 (11.99%) of the Partnership's Units as of January 31, 1997.

(B)   Security ownership of management.

      As of January 31, 1997, the General  Partner and its affiliates own 872 of
      the  Partnership's   Units,  which  is  approximately  1%  of  the  86,534
      outstanding Units.

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

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution, in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1996, the Partnership accrued MID in the amount of $618,786.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued $758,961 in property management fees and reimbursements.

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

See accompanying Index to Financial Statements at Item 8.

(A)         Exhibits

           Exhibit
           Number                           Description
           -------                          -----------

           3. Partnership Agreement dated April 30, 1982, and amended September 15, 1982, October 13, 1982, and February 1, 1983. (1)

           3.1                              Amended    and     Restated  Limited
                                            Partnership      Agreement     dated
                                            September 20, 1991. (3)

           3.2 Amendment No. 1 to the Amended and Restated Partnership Agreement of McNeil Real Estate Fund XIV, Ltd., dated to be effective as of July 31, 1993. (5)

           3.3 Amendment No. 2 to the Amended and Restated Partnership Agreement of McNeil Real Estate Fund XIV, Ltd., dated March 8, 1994. (5)

           10.1 Security Deed Note, dated November 16, 1988, between Embarcadero Associates and American Mortgages, Inc. (1)

           10.2 Property Management Agreement, dated September 12, 1991, between McNeil Real Estate Fund XIV, Ltd. and McNeil Real Estate Management, Inc. (3)

           10.3 Property Management Agreement, dated September 12, 1991, between Embarcadero Associates and McNeil Real Estate Management, Inc. (3)

           10.4 Property Management Agreement, dated September 12, 1991, between Tanglewood Village Associates and McNeil Real Estate Management, Inc.
                                            (3)

           Exhibit
           Number                           Description
           -------                          -----------

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

           10.12 Amendment to Certificate of Limited Partnership filed September 25, 1991, with the Secretary of State of the State of California. (3)

           10.13 Revolving Credit Agreement, dated August 6, 1991, between McNeil Partners, L.P. and certain partnerships, including the
                                            Registrant. (3)

           Exhibit
           Number                           Description
           -------                          -----------

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

            10.17 Multifamily Note dated March 13, 1995 between Washington Mortgage Financial Group, Ltd. and Windrock Fund XIV, L.P. (6)

            10.18 Property Management Agreement dated February 2, 1995 between Windrock Fund XIV, L.P. and McNeil Real Estate Management, Inc. (6)

            10.19                           Promissory Note, dated May 22, 1976,
                                            between  Price  Rentals,   Inc.  and
                                            Aetna Life Insurance Company. (6)

            10.20 Promissory Note, dated August 19, 1976, between Midvale Plaza Company and Aetna Life Insurance Company.
                                            (6)

            10.21 Promissory Note, dated May 5, 1978, between Price Country Hills Company and First Security State Bank. (6)

            10.22 Deed of Trust Note, dated October 1, 1993, between Tanglewood Fund XIV Associates Limited Partnership and Love Funding Corporation. (6)

           11. Statement regarding computation of Net Income (Loss) per Limited Partnership Unit (see Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies").

            Exhibit
            Number                          Description

           22.   Following is a list of subsidiaries of the Partnership:

                                                                            Names Under
                                                     Jurisdiction of        Which It Is
                       Name of Subsidiary            Incorporation        Doing Business
                       ------------------            ---------------      --------------

                       Embarcadero Associates         Georgia                None

                       Tanglewood Fund XIV
                        Associates, L.P.              Nevada                 None

                       Thunder Hollow Fund XIV
                        Limited Partnership           Delaware               None

                       Windrock Fund XIV, L.P.        Texas                  None

           27.    Financial Data Schedule for the year ended December 31, 1996.

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

(B) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended December 31, 1996.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          McNEIL REAL ESTATE FUND XIV, LTD.


                            By:  McNeil Partners, L.P., General Partner

                                 By: McNeil Investors, Inc., General Partner


March 28, 1997                   By:  /s/  Robert A. McNeil
--------------                        ------------------------------------------
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



March 28, 1997                   By:  /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                        Investors, Inc.
                                      (Principal Financial Officer)




March 28, 1997                   By:  /s/  Brandon K. Flaming
--------------                        ------------------------------------------
Date                                  Brandon K. Flaming
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)