Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XIV LTD
filed 1997-05-15
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended         March 31, 1997
                          ------------------------------------------------------


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



              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1997                1996
                                                                       ---------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,663,828     $     4,663,828
   Buildings and improvements...............................                36,030,636          35,944,879
                                                                        --------------      --------------
                                                                            40,694,464          40,608,707
   Less:  Accumulated depreciation..........................               (19,420,398)        (18,951,741)
                                                                        --------------      --------------
                                                                            21,274,066          21,656,966

Assets held for sale, net                                                    7,953,683           7,942,855

Cash and cash equivalents...................................                 1,287,894           1,903,902
Cash segregated for security deposits.......................                   428,053             399,366
Accounts receivable.........................................                   461,750             385,721
Prepaid expenses and other assets...........................                   160,655             173,908
Escrow deposits.............................................                   727,960             681,430
Deferred borrowing costs, net of accumulated
   amortization of $370,169 and $346,255 at
   March 31, 1997, and December 31, 1996,
   respectively.............................................                 1,020,823           1,044,737
                                                                        --------------      --------------

                                                                       $    33,314,884     $    34,188,885
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    27,303,653     $    27,423,689
Accounts payable............................................                    70,218             103,747
Accrued interest............................................                   196,014             197,124
Accrued property taxes......................................                   191,244             100,981
Other accrued expenses......................................                    59,531              82,329
Payable to affiliates - General Partner.....................                   605,346           1,388,371
Security deposits and deferred rental revenue...............                   420,944             411,318
                                                                        --------------      --------------
                                                                            28,846,950          29,707,559
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited partners - 100,000 limited partnership
     units authorized; 86,534 limited partnership
     units outstanding......................................                 7,648,141           7,648,141
   General Partner..........................................                (3,180,207)         (3,166,815)
                                                                        --------------      --------------
                                                                             4,467,934           4,481,326
                                                                        --------------      --------------

                                                                       $    33,314,884     $    34,188,885
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                             1997               1996
                                                                       ---------------     ---------------
Revenue:
   Rental revenue...........................................           $     2,426,731     $     2,302,657
   Interest.................................................                    38,154              29,984
                                                                        --------------      --------------
     Total revenue..........................................                 2,464,885           2,332,641
                                                                        --------------      --------------

Expenses:
   Interest.................................................                   662,123             675,387
   Depreciation and amortization............................                   468,657             572,099
   Property taxes...........................................                   193,176             200,950
   Personnel expenses.......................................                   276,946             254,906
   Utilities................................................                   126,096             120,046
   Repair and maintenance...................................                   246,970             284,734
   Property management fees - affiliates....................                   117,357             112,192
   Other property operating expenses........................                   136,727             131,331
   General and administrative...............................                    31,051              23,820
   General and administrative - affiliates..................                    61,151              80,942
                                                                        --------------      --------------
     Total expenses.........................................                 2,320,254           2,456,407
                                                                        --------------      --------------

Net income (loss)...........................................           $       144,631     $      (123,766)
                                                                        ==============      ==============

Net income (loss) allocated to limited partners.............           $             -     $      (122,528)
Net income (loss) allocated to General Partner..............                   144,631              (1,238)
                                                                        --------------      --------------

Net income (loss)...........................................           $       144,631     $      (123,766)
                                                                        ==============      ==============

Net loss per limited partnership unit.......................           $             -     $         (1.42)
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996

                                                                                                     Total
                                                                                                   Partners'
                                                     General                 Limited                Equity
                                                     Partner                 Partners              (Deficit)
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $   (2,546,836)         $    7,766,250        $    5,219,414

Net loss..................................               (1,238)               (122,528)             (123,766)

Management Incentive Distribution.........             (145,007)                      -              (145,007)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $   (2,693,081)         $    7,643,722        $    4,950,641
                                                  =============           =============         =============


Balance at December 31, 1996..............       $   (3,166,815)         $    7,648,141        $    4,481,326

Net income................................              144,631                       -               144,631

Management Incentive Distribution.........             (158,023)                      -              (158,023)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $   (3,180,207)         $    7,648,141        $    4,467,934
                                                  =============           =============         =============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                             1997                1996
                                                                       ----------------    ---------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     2,325,641     $     2,241,353
   Cash paid to suppliers...................................                  (863,006)           (817,612)
   Cash paid to affiliates..................................                  (163,100)           (200,123)
   Interest received........................................                    38,154              29,984
   Interest paid............................................                  (604,127)           (617,360)
   Property taxes paid and escrowed.........................                  (141,301)           (140,550)
                                                                        --------------      --------------
Net cash provided by operating activities...................                   592,261             495,692
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                   (96,585)            (68,302)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (155,228)           (142,520)
   Management incentive distribution paid...................                  (956,456)                  -
                                                                        ---------------     --------------
Net cash used in financing activities.......................                (1,111,684)           (142,520)
                                                                        --------------      --------------

Net increase (decrease) in cash and cash equivalents........                  (616,008)            284,870

Cash and cash equivalents at beginning of
   period...................................................                 1,903,902           1,417,948
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     1,287,894     $     1,702,818
                                                                        ==============      ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                             1997                1996
                                                                       ---------------     ----------------
Net income (loss)...........................................           $       144,631     $      (123,766)
                                                                        --------------      --------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization............................                   468,657             572,099
   Amortization of deferred borrowing costs.................                    23,914              23,914
   Amortization of discounts on mortgage
     notes payable..........................................                    35,192              35,130
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (28,687)            (23,860)
     Accounts receivable....................................                   (76,029)            (49,627)
     Prepaid expenses and other assets......................                    13,253              10,489
     Escrow deposits........................................                   (46,530)             29,313
     Accounts payable.......................................                   (33,529)            (61,112)
     Accrued interest.......................................                    (1,110)             (1,017)
     Accrued property taxes.................................                    90,263             102,697
     Other accrued expenses.................................                   (22,798)            (23,901)
     Payable to affiliates - General Partner................                    15,408              (6,989)
     Security deposits and deferred rental
       revenue..............................................                     9,626              12,322
                                                                        --------------      --------------
       Total adjustments....................................                   447,630             619,458
                                                                        --------------      --------------

Net cash provided by operating activities...................           $       592,261     $       495,692
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1997


NOTE 1.
-------

McNeil Real Estate Fund XIV, Ltd. (the "Partnership") is a limited partnership organized under the laws of the State of California to invest in real property. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an agreement of limited partnership ("Amended Partnership Agreement") that was adopted September 20, 1991. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XIV, Ltd., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

NOTE 3.
-------

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                             1997        1996
                                                         ----------   ----------

Property management fees - affiliates.................   $  117,357   $  112,192
Charged to general and administrative - affiliates:
   Partnership administration.........................       61,151       80,942
                                                          ---------    ---------

                                                         $  178,508   $  193,134
                                                          =========    =========

Charged to General Partner's deficit:
   Management Incentive Distribution..................   $  158,023   $  145,007
                                                          =========    =========

NOTE 4.
-------

On October 1, 1996, the Partnership placed Country Hills Plaza, Midvale Plaza and Redwood Plaza on the market for sale. Consequently, these three properties are shown as assets held for sale on the accompanying financial statements. In accordance with the Financial Accounting Standards Board's Statement of
Financial Accounting Standards no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation charges on these three properties effective October 1, 1996.

NOTE 5.
-------

On April 8, 1997, subsequent to the end of the first quarter, the Partnership sold Country Hills Plaza to an unaffiliated purchaser for a cash sales price of $6,610,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                    Gain on Sale Cash Proceeds
                                                    ------------ -------------

    Cash sales price............................     $ 6,610,000  $ 6,610,000

    Selling costs...............................        (185,306)    (185,306)
    Mortgage discount written off...............        (397,559)
    Straight-line rent receivables written off..         (26,828)
    Basis of real estate sold...................      (3,791,948)
                                                      ----------

    Gain on sale................................     $ 2,208,359
                                                      ==========

    Proceeds from sale of real estate...........                    6,424,694
    Retirement of mortgage note.................                   (2,231,438)
                                                                   ----------

   Net cash proceeds...........................                   $ 4,193,256
                                                                   ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1997, the Partnership owned four apartment properties and three shopping centers. All of the Partnership's properties are subject to mortgage notes.

On April 8, 1997, subsequent to the end of the quarter, the Partnership sold Country Hills Plaza to an unaffiliated purchaser. See short-term liquidity below.

On October 1, 1996, the Partnership placed its three commercial properties, County Hills Plaza, Midvale Plaza and Redwood Plaza, on the market for sale. Consequently, the Partnership's investment in these three properties is shown as assets held for sale on the accompanying financial statements. Proceeds from the sale of the three properties will be used to first, repay the mortgage note encumbering the property sold; second, pay any deferred payments due to the General Partner or its affiliates; third, ensure that the Partnership maintains an adequate level of cash reserves; and fourth, pay distributions to the Unit holders.

RESULTS OF OPERATIONS
---------------------

For the quarter ended March 31, 1997, the Partnership reported net income of $144,631, an increase of $268,397 from the loss of $123,766 reported for the quarter ended March 31, 1996.

Revenues:

Rental revenue for the quarter ended March 31, 1997 increased $124,074 or 5.4% over rental revenue earned during the first quarter of 1996. Rental revenue increased at all four of the Partnership's residential properties. Increases in base rental rates accounted for increases of between 3.6% and 5.2% at Embarcadero Club Apartments, Thunder Hollow Apartments and Tanglewood Village Apartments. Although base rental rates did not increase at Windrock Apartments, rental revenue improved by 22%, the result of a significant increase in occupancy at the El Paso property. The occupancy rate at Windrock Apartments improved to 91% at March 31, 1997, up from 75% a year earlier.

Two of the Partnership's three commercial properties, Country Hills Plaza and Midvale Plaza, reported no change in rental revenues for the first quarter of 1997 compared to the year earlier period. Rental revenue increased 6.3% at Redwood Plaza for the quarter, the result of increased rental rates. Occupancy rates for all three commercial properties remained at 100%.

Expenses:

Partnership expenses decreased $136,153 or 5.5% for the first quarter of 1997 compared to the first quarter of 1996. Decreased expenses were concentrated in depreciation, repair and maintenance, and general and administrative expenses paid to affiliates. These decreases were partially offset by an increase in personnel expense.

Depreciation expense decreased 18.1% for the first quarter of 1997 as compared to the year earlier quarter. The Partnership ceased depreciating its investment in its three commercial properties effective October 1, 1996, the date the Partnership placed these properties on the market for sale. Properties being marketed for sale are classified as "assets held for sale." Accounting regulations specify that depreciation on assets held for sale should cease effective the date the properties are placed on the market for sale.

Repair and maintenance expenses decreased 13.3% for the first quarter of 1997 as compared to the year earlier quarter. The entire decrease can be attributed to a decrease in snow removal expenses at Thunder Hollow Apartments. Expenses totaling $41,000 were incurred as a result of severe winter weather at the Pennsylvania property during the first quarter of 1996. The comparable amount for 1997 was only $4,000. All other repair and maintenance expenses were comparable to the year earlier quarter.

General and administrative expenses paid to affiliates decreased 25% for the first quarter of 1997 as compared to the year earlier quarter. The decrease is due, in part, to decreased charges for investor services, which, beginning in 1997, are provided by a third party vendor instead of by affiliates of the General Partner.

Costs allocated to the Partnership by affiliates of the General Partner decreased compared to the year earlier quarter.

Personnel expenses increased $22,040 or 8.6% for the first quarter of 1997 as compared to the same quarter of 1996. Although all of the Partnership's properties recorded increased personnel expense, one property sustained almost half of the total increase. Personnel expenses at Windrock Apartments increased $10,926 or 42% due to an adjustment to the property's workers' compensation insurance premiums. The Partnership's other properties recorded normal increases in personnel expenses, generally in line with cost of living increases.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations increased $96,569 or 19.5% for the first quarter of 1997 compared to the year earlier quarter. Performance of the Partnership's properties continues to improve. Windrock Apartments, which had not been contributing to the improved Partnership performance, appears to have turned around, and is now generating increasing amounts of cash flow. Cash flow from Partnership operations for the first quarter of 1997 was more than adequate to fund selected capital improvements and to repay the scheduled principal payments on the Partnership's mortgage debt. Furthermore, the General Partner anticipates that operations for the balance of 1997 will continue to provide more than enough cash flow to fund needed capital improvements and debt service payments.

The improving cash position of the Partnership allowed the General Partner to continue payment of the Management Incentive Distribution ("MID"). The Partnership paid $956,456 of MID during the first quarter of 1997, in addition to the $500,000 payment made during the third quarter of 1996. MID payments had been suspended since the beginning of 1994 to increase the Partnership's cash reserves. An additional $505,000 of MID is still owed to the General Partner.

Short-term liquidity:

At March 31, 1997, the Partnership held $1,287,894 of cash and cash equivalents, down $616,008 from the balance at the end of 1996. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs for the balance of 1997. The General Partner anticipates that cash generated from operations for the remainder of 1997 will be sufficient to fund the Partnership's budgeted capital improvements and debt service requirements.

On April 8, 1997, the Partnership sold its investment in Country Hills Plaza. The sale provided approximately $4.19 million of additional working capital for the Partnership. The General Partner intends to use the sales proceeds to pay the remaining balance of MID owed to the General Partner, and to distribute the balance of the sales proceeds to the limited partners.

In addition to the sale of Country Hills Plaza, the Partnership has placed Midvale Plaza and Redwood Plaza on the market for sale. Proceeds from the sale of these properties will be used to retire the related mortgage notes payable, provide for adequate level of cash reserves for the Partnership, and distribute any remaining proceeds to the limited partners. Although the General Partner anticipates being able to successfully sell Midvale Plaza and Redwood Plaza, there can be no assurance that any sale of Partnership properties will provide sufficient cash for additional distributions to the limited partners.

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

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 2001, followed by a dissolution of the Partnership. In this regard, the Partnership sold Country Hills Plaza on April 8, 1997, and has placed two of its six properties on the market for sale.

None of the Partnership's remaining mortgage notes mature before the expected dissolution of the Partnership.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the three month periods ended March 31, 1997 and 1996, $144,631 and ($1,238), respectively, were allocated to the General Partner. No income or loss was allocated to the limited partners for the quarter ended March 31, 1997. An allocation of net loss of ($122,528) was allocated to the limited partners for the quarter ended March 31, 1996.

With the exception of the MID, distributions to Partners have been suspended since 1986 as a part of the General Partner's policy of maintaining adequate cash reserves. However, the General Partner intends to distribute proceeds from the sale of the Partnership's commercial properties to the Unit holders, after repaying the related mortgage indebtedness. The Partnership recorded MID of $158,023 for the first three months of 1997. The Partnership resumed MID payments during the third quarter of 1996. MID payments had been suspended since the beginning of 1994. The General Partner will continue to monitor the cash reserves and working capital requirements of the Partnership to ensure that cash flows and balances will support continued MID payments and distributions of net sales proceeds to Unit holders.

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)         Exhibits.

            Exhibit
            Number               Description
            -------              -----------

            4.                   Amended  and   Restated   Limited   Partnership
                                 Agreement dated September 20, 1991. (1)

            11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 86,534 limited partnership units outstanding in 1997 and 1996.

            27.                  Financial  Data  Schedule for the quarter ended
                                 March 31, 1997.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

   (b) Reports on Form 8-K. The Partnership filed a report on Form 8-K on April 26, 1997, reporting the sale of Country Hills Plaza to an unaffiliated purchaser.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XIV, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





May 15, 1997                       By: /s/  Ron K. Taylor
------------                           -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




May 15, 1997                       By: /s/  Brandon K. Flaming
------------                           -----------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)