Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XIV LTD
filed 1997-08-13
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended          June 30, 1997
                            ----------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


     For the transition period from ______________ to_____________ Commission file number 0-12915
                           ----------


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



              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
              (Address of principal executive offices)       (Zip code)



Registrant's telephone number, including area code      (972) 448-5800
                                                     ---------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        McNEIL REAL ESTATE FUND XIV, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,           December 31,
                                                                            1997                 1996
                                                                       ---------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,663,828     $     4,663,828
   Buildings and improvements...............................                36,144,636          35,944,879
                                                                        --------------      --------------
                                                                            40,808,464          40,608,707
   Less:  Accumulated depreciation..........................               (19,889,055)        (18,951,741)
                                                                        --------------      --------------
                                                                            20,919,409          21,656,966

Assets held for sale, net...................................                 4,161,735           7,942,855

Cash and cash equivalents...................................                 5,143,687           1,903,902
Cash segregated for security deposits.......................                   416,704             399,366
Accounts receivable.........................................                   412,917             385,721
Prepaid expenses and other assets...........................                   154,036             173,908
Escrow deposits.............................................                   791,386             681,430
Deferred borrowing costs, net of accumulated
   amortization of $394,083 and $346,255 at
   June 30, 1997, and December 31, 1996,
   respectively.............................................                   996,909           1,044,737
                                                                        --------------      --------------

                                                                       $    32,996,783     $    34,188,885
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    25,356,989     $    27,423,689
Accounts payable............................................                    69,632             103,747
Accrued interest............................................                   178,326             197,124
Accrued property taxes......................................                   246,979             100,981
Other accrued expenses......................................                    62,776              82,329
Payable to affiliates - General Partner.....................                    61,938           1,388,371
Security deposits and deferred rental revenue...............                   413,459             411,318
                                                                        --------------      --------------
                                                                            26,390,099          29,707,559
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited partners - 100,000 limited partnership
     units authorized; 86,534 limited partnership
     units outstanding......................................                 7,648,141           7,648,141
   General Partner..........................................                (1,041,457)         (3,166,815)
                                                                        --------------      --------------
                                                                             6,606,684           4,481,326
                                                                        --------------      --------------

                                                                       $    32,996,783     $    34,188,885
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,236,551     $    2,318,311    $    4,663,282     $    4,620,968
   Interest......................             63,945             27,166           102,099             57,150
   Gain on sale of real estate...          2,208,359                  -         2,208,359                  -
                                       -------------      -------------     -------------      -------------
     Total revenue...............          4,508,855          2,345,477         6,973,740          4,678,118
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            601,749            672,304         1,263,872          1,347,691
   Depreciation and
     amortization................            468,657            574,217           937,314          1,146,316
   Property taxes................            163,053            184,991           356,229            385,941
   Personnel expenses............            218,827            218,320           495,773            473,226
   Utilities.....................            119,328            126,345           245,424            246,391
   Repair and maintenance........            312,061            360,255           559,031            644,989
   Property management
     fees - affiliates...........            113,236            114,993           230,593            227,185
   Other property operating
     expenses....................            132,496            140,498           269,223            271,829
   General and administrative....             21,093             16,262            52,144             40,082
   General and administrative -
     affiliates..................             61,577             80,821           122,728            161,763
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,212,077          2,489,006         4,532,331          4,945,413
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $    2,296,778     $     (143,529)   $    2,441,409     $     (267,295)
                                       =============      =============     =============      =============

Net income (loss) allocated to
   limited partners..............     $            -     $     (142,094)   $            -     $     (264,622)
Net income (loss) allocated to
   General Partner...............          2,296,778             (1,435)        2,441,409             (2,673)
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $    2,296,778     $     (143,529)   $    2,441,409     $     (267,295)
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $            -     $        (1.64)   $            -     $        (3.06)
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996

                                                                                                     Total
                                                                                                   Partners'
                                                    General                 Limited                 Equity
                                                    Partner                 Partners               (Deficit)
                                                 ---------------         ---------------       ---------------

Balance at December 31, 1995..............       $   (2,546,836)         $    7,766,250        $    5,219,414

Net loss..................................               (2,673)               (264,622)             (267,295)

Management Incentive Distribution.........             (290,175)                      -              (290,175)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $   (2,839,684)         $    7,501,628        $    4,661,944
                                                  =============           =============         =============


Balance at December 31, 1996..............       $   (3,166,815)         $    7,648,141        $    4,481,326

Net income................................            2,441,409                       -             2,441,409

Management Incentive Distribution.........             (316,051)                      -              (316,051)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $   (1,041,457)         $    7,648,141        $    6,606,684
                                                  =============           =============         =============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     4,588,033     $    4,560,513
   Cash paid to suppliers...................................                (1,661,084)         (1,580,548)
   Cash paid to affiliates..................................                  (382,710)           (394,710)
   Interest received........................................                   102,099              57,150
   Interest paid............................................                (1,178,054)         (1,231,657)
   Property taxes paid and escrowed.........................                  (308,466)           (263,712)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 1,159,818           1,147,036
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (210,585)           (210,824)
   Proceeds from sale of real estate........................                 6,424,694                   -
                                                                        --------------      --------------
Net cash provided by (used in) investing activities.........                 6,214,109            (210,824)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (289,609)           (287,956)
   Retirement of mortgage note payable......................                (2,231,438)                  -
   Management incentive distribution paid...................                (1,613,095)                  -
                                                                        --------------      --------------
Net cash used in financing activities.......................                (4,134,142)           (287,956)
                                                                        --------------      --------------

Net increase in cash and cash equivalents...................                 3,239,785             648,256

Cash and cash equivalents at beginning of
   period...................................................                 1,903,902           1,417,948
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     5,143,687     $     2,066,204
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                       ------------------------------------
                                                                             1997                1996
                                                                       ---------------     ----------------
Net income (loss)...........................................           $     2,441,409     $      (267,295)
                                                                        --------------      --------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization............................                   937,314           1,146,316
   Amortization of deferred borrowing costs.................                    47,828              47,829
   Amortization of discounts on mortgage
     notes payable..........................................                    56,788              70,261
   Gain on sale of real estate..............................                (2,208,359)                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (17,338)            (43,512)
     Accounts receivable....................................                   (54,024)            (35,031)
     Prepaid expenses and other assets......................                    19,872              17,253
     Escrow deposits........................................                  (109,956)             17,361
     Accounts payable.......................................                   (34,115)            (33,284)
     Accrued interest.......................................                   (18,798)             (2,056)
     Accrued property taxes.................................                   145,998             231,546
     Other accrued expenses.................................                   (19,553)            (16,296)
     Payable to affiliates - General Partner................                   (29,389)             (5,762)
     Security deposits and deferred rental
       revenue..............................................                     2,141              19,706
                                                                        --------------      --------------
       Total adjustments....................................                (1,281,591)          1,414,331
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     1,159,818     $     1,147,036
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

                                  June 30, 1997


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                             1997       1996
                                                         ---------   -----------

Property management fees - affiliates..........          $ 230,593   $   227,185
Charged to general and administrative -
   affiliates:
   Partnership administration..................            122,728       161,763
                                                          --------    ----------

                                                         $ 353,321   $   388,948
                                                          ========    ==========

Charged to General Partner's deficit:
   Management Incentive Distribution...........          $ 316,051   $   290,175
                                                          ========    ==========
NOTE 4.
-------

On October 1, 1996, the Partnership placed Country Hills Plaza, Midvale Plaza and Redwood Plaza on the market for sale. Country Hills Plaza was sold to an unaffiliated purchaser on April 8, 1997. These three properties are shown as assets held for sale on the accompanying financial statements. Country Hills Plaza was sold to an unaffiliated purchaser on April 8, 1997 (see Note 5). In accordance with the Financial Accounting Standards Board's Statement of
Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation charges on these three properties effective October 1, 1996.

NOTE 5.
-------

On April 8, 1997, the Partnership sold Country Hills Plaza to an unaffiliated purchaser for a cash sales price of $6,610,000. Cash proceeds from the sale, as well as the gain on sale are detailed below.

                                                     Gain on Sale  Cash Proceeds
                                                     ------------- -------------

   Cash sales price...............................   $  6,610,000  $  6,610,000

   Selling costs..................................       (185,306)     (185,306)
   Mortgage discount written off..................       (397,559)
   Straight-line rent receivables written off.....        (26,828)
   Basis of real estate sold......................     (3,791,948)
                                                      -----------

   Gain on sale of real estate....................   $  2,208,359
                                                      ===========

   Proceeds from sale of real estate..............                    6,424,694
   Retirement of mortgage note payable............                   (2,231,438)
                                                                    -----------

   Net cash proceeds..............................                 $  4,193,256
                                                                    ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1997, the Partnership owned four apartment properties and two shopping centers. All of the Partnership's properties are subject to mortgage notes.

On October 1, 1996, the Partnership placed its three commercial properties, County Hills Plaza, Midvale Plaza and Redwood Plaza, on the market for sale. Consequently, the Partnership's investment in these three properties is shown as assets held for sale on the accompanying financial statements.

On April 8, 1997, the Partnership sold Country Hills Plaza for $6,610,000 to an unaffiliated buyer. The Partnership has entered into a contract to sell Midvale Plaza to an unaffiliated buyer for $3,500,000. The sale of Midvale Plaza is scheduled to close during the third quarter of 1997. Proceeds from the sale of the three properties will be used to first, repay the mortgage note encumbering the property sold; second, pay any deferred payments due to the General Partner or its affiliates; third, ensure that the Partnership maintains an adequate level of cash reserves; and fourth, pay distributions to the Unit holders.

RESULTS OF OPERATIONS
---------------------

The Partnership earned $2,441,409 for the first six months of 1997. Included in net income is a $2,208,359 gain on the sale of Country Hills Plaza. For the first six months of 1996, the Partnership incurred $267,295 net loss. Results for the second quarter showed an improvement from the $143,529 net loss incurred in 1996 to net income of $2,296,778 for 1997.

Revenues:

Rental revenue for the first six months of 1997 increased $42,314 or .9% over rental revenue earned for the first six months of 1996. Excluding rental revenue from Country Hills Plaza, rental revenue increased $257,624 or 6.2% for the first six months of 1997 compared to the same period of 1996.

Rental revenue increased at all of the Partnership's properties. The largest increase in both percentage and absolute terms was provided by Windrock Apartments. After struggling with depressed occupancy rates for three years, Windrock's occupancy rate has improved to 91.3% at June 30, 1997, up from 75% a year earlier. Windrock's rental revenue increased 18.6% for the first six months of 1997 compared to the same period of 1996. Increased rental rates provided rental revenue increases ranging from 4% to 6% at Embarcadero Club Apartments, Thunder Hollow Apartments and Redwood Plaza. Rental revenues increased approximately 1.5% at both Tanglewood Village Apartments and Midvale Plaza. An increase in rental revenue at Tanglewood Village was mostly offset by decreased occupancy, while an increase in occupancy provided the increase in Midvale Plaza's revenues.

The sale of Country Hills Plaza on April 8, 1997 provided a one-time gain on sale of real estate totaling $2,208,359. The Partnership has entered into a contract to sell Midvale Plaza for $3,500,000. If the sale of Midvale Plaza closes as scheduled during the third quarter, the Partnership will have an additional gain on sale of real estate to report for the third quarter.

Expenses:

Partnership expenses decreased $413,082 or 8.4% for the first six months of 1997 as compared to the same period of 1996. Expenses decreased primarily because of the sale of Country Hills Plaza on April 8, 1997. After excluding expenses related to Country Hills Plaza, the Partnership's expenses decreased $204,927 or 4.5% for the first six months of 1997 compared to the same period of 1996. Decreased expenses were recorded primarily in depreciation and amortization, repair and maintenance and general and administrative expenses paid to affiliates. These decreases were offset by an increase in general and administrative expenses.

Depreciation and amortization expense decreased 18.2% for the first six months of 1997 as compared to the same period of 1996. The Partnership ceased depreciating its investment in its three commercial properties, Country Hills Plaza, Midvale Plaza and Redwood Plaza, effective October 1, 1996, the date the Partnership placed these properties on the market for sale. Properties being marketed for sale are classified as "assets held for sale." Accounting regulations specify that depreciation on assets held for sale should cease effective the date the properties are placed on the market for sale.

Excluding expenses related to Country Hills Plaza, repair and maintenance expenses decreased 14.2% for the first six months of 1997 as compared to the period of 1996. Part of the decrease is attributed to a decrease in snow removal expenses at Thunder Hollow Apartments. Expenses totaling $57,000 were incurred as a result of severe winter weather at the Pennsylvania property during the first six months of 1996. The comparable amount for 1997 was only $5,000. The decrease in repair and maintenance expenses also is attributed to an extra $22,000 expended during 1996 to repair windstorm damage to the roof of Windrock Apartments and to repair damage from a small fire at Windrock Apartments.

General and administrative expenses paid to affiliates decreased $39,035 or 24% for the first six months of 1997 as compared to the same period of 1996. The decrease is due, in part, to decreased charges for investor services, which, beginning in 1997, are provided by a third party vendor instead of by affiliates of the General Partner. The switch of investor service expenses from affiliates to a third party vendor also accounts for the $12,062 or 30% increase in general and administrative expenses incurred by the Partnership for the first six months of 1997 as compared to the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations increased $12,782 or 1.1% for the first six months of 1997 as compared to the same period of 1996. Performance of the Partnership's properties continues to improve. Windrock Apartments, which had not been contributing to the improved Partnership performance, appears to have turned around, and is now generating increasing amounts of cash flow. Cash flow from Partnership operations for the first quarter of 1997 was more than adequate to fund selected capital improvements and to repay the scheduled principal payments on the Partnership's mortgage debt. Furthermore, the General Partner anticipates that operations for the balance of 1997 will continue to provide more than enough cash flow to fund needed capital improvements and debt service payments.

The sale of Country Hills Plaza provided $4,193,256 for the Partnership, after repayment of the Country Hills mortgage note. The General Partner intends to distribute $4,000,000 of these proceeds to the limited partners in September 1997. See Income Allocations and Distributions below.

The improving cash position of the Partnership allowed the General Partner to continue payment of the Management Incentive Distribution ("MID"). The Partnership paid $1,613,095 of MID during the first six months of 1997 in addition to the $500,000 payment made during the third quarter of 1996. MID payments had been suspended since the beginning of 1994 to increase the Partnership's cash reserves. All arrearages of MID have now been paid.

Short-term liquidity:

At June 30, 1997, the Partnership held $5,143,687 of cash and cash equivalents, up $3,239,785 from the balance at the end of 1996. The General Partner has announced that the Partnership will distribute $4,000,000 to the limited partners in September 1997. See Income Allocation and Distributions below. The excess of cash remaining after the September distribution is an adequate level of cash reserves for the Partnership. Furthermore, the General Partner anticipates that cash generated from operations for the remainder of 1997 will be sufficient to fund the Partnership's budgeted capital improvements and debt service requirements.

In addition to the sale of Country Hills Plaza, the Partnership has placed Midvale Plaza and Redwood Plaza on the market for sale. Proceeds from the sale of these properties will be used to retire the related mortgage notes payable, provide for an adequate level of cash reserves for the Partnership, and, if surplus proceeds remain, provide distributions to the limited partners. Although the General Partner anticipates being able to successfully sell Midvale Plaza and Redwood Plaza, there can be no assurance that any sale of Partnership properties will provide sufficient cash for additional distributions to the limited partners.

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

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 2001, followed by a dissolution of the Partnership. In this regard, the Partnership sold Country Hills Plaza on April 8, 1997, and has placed two of its six remaining properties on the market for sale.

None of the Partnership's remaining mortgage notes mature before the expected dissolution of the Partnership.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the six month periods ended June 30, 1997 and 1996, net income of $2,441,409 and net loss of $2,673, respectively, were allocated to the General Partner. For the six month period ended June 30, 1997, no net income was allocated to the limited partners, while $264,622 of net loss was allocated to the limited partners for the six months ended June 30, 1996.

With the exception of the MID, distributions to Unit holders have been suspended since 1986 as a part of the General Partner's policy of maintaining adequate cash reserves. However, as the Partnership's remaining properties are sold, the General Partner intends to distribute net sales proceeds to the Unit holders. In this connection, the Partnership will distribute $4,000,000 to Unit holders in September 1997. This amount represent the net sales proceeds from the sale of Country Hills Plaza in April 1997.

Payments of MID had been suspended since the beginning of 1994 to preserve the cash reserves of the Partnership. During the third quarter of 1996, the Partnership resumed paid $500,000 of MID. During the first six months of 1997, the Partnership paid MID of $1,613,095. The 1996 payment, and the payments during the first six months of 1997 have completely repaid the balance of MID due to the General Partner. The Partnership incurred MID of $316,051 for the first six months of 1997. The General Partner will continue to monitor the cash reserves and working capital requirements of the Partnership to ensure that cash flows and balances will support continued MID payments and distributions of net sales proceeds to Unit holders.

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

            27.                  Financial  Data  Schedule for the quarter ended
                                 June 30, 1997.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

   (b) Reports on Form 8-K. On April 21, 1997, the Partnership filed a Current Report on Form 8-K to report the sale of Country Hills Plaza to an unaffiliated purchaser.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XIV, Ltd.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





August 13, 1997              By: /s/  Ron K. Taylor
---------------                  -----------------------------------------------
Date                             Ron K. Taylor
                                 President and Director of McNeil
                                  Investors, Inc.
                                 (Principal Financial Officer)




August 13, 1997              By: /s/  Brandon K. Flaming
---------------                  -----------------------------------------------
Date                             Brandon K. Flaming
                                 Vice President of McNeil Investors, Inc.
                                 (Principal Accounting Officer)