Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XIV LTD
filed 1997-11-13
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended   September 30, 1997
                           -----------------------------------------------------


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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,        December 31,
                                                                            1997                 1996
                                                                       ----------------    ----------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,663,828     $     4,663,828
   Buildings and improvements...............................                36,324,866          35,944,879
                                                                        --------------      --------------
                                                                            40,988,694          40,608,707
   Less:  Accumulated depreciation..........................               (20,359,661)        (18,951,741)
                                                                        --------------      --------------
                                                                            20,629,033          21,656,966

Assets held for sale, net...................................                 1,931,823           7,942,855

Cash and cash equivalents...................................                 3,298,659           1,903,902
Cash segregated for security deposits.......................                   403,329             399,366
Accounts receivable.........................................                   248,667             385,721
Prepaid expenses and other assets...........................                   145,421             173,908
Escrow deposits.............................................                   653,332             681,430
Deferred borrowing costs, net of accumulated
   amortization of $417,998 and $346,255 at
   September 30, 1997, and December 31, 1996,
   respectively.............................................                   972,994           1,044,737
                                                                        --------------      --------------

                                                                       $    28,283,258     $    34,188,885
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    23,992,176     $    27,423,689
Accounts payable............................................                    69,223             103,747
Accrued interest............................................                   165,550             197,124
Accrued property taxes......................................                   124,853             100,981
Other accrued expenses......................................                    66,970              82,329
Payable to affiliates - General Partner.....................                    26,791           1,388,371
Security deposits and deferred rental revenue...............                   398,454             411,318
                                                                        --------------      --------------
                                                                            24,844,017          29,707,559
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited partners - 100,000 limited partnership
     units authorized; 86,534 limited partnership
     units outstanding......................................                 3,982,385           7,648,141
   General Partner..........................................                  (543,144)         (3,166,815)
                                                                        --------------      --------------
                                                                             3,439,241           4,481,326
                                                                        --------------      --------------

                                                                       $    28,283,258     $    34,188,885
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                                September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,235,232     $    2,394,794    $    6,898,514     $    7,015,762
   Interest......................             65,661             26,676           167,760             83,826
   Gain on sale of real estate...            873,396                  -         3,081,755                  -
                                       -------------      -------------     -------------      -------------
     Total revenue...............          3,174,289          2,421,470        10,148,029         77,099,588
                                       -------------      -------------     -------------     --------------

Expenses:
   Interest......................            593,552            668,854         1,857,424          2,016,545
   Depreciation and
     amortization................            470,606            578,013         1,407,920          1,724,329
   Property taxes................            154,836            203,574           511,065            589,515
   Personnel expenses............            248,530            243,055           744,303            716,281
   Utilities.....................            121,549            130,435           366,973            376,826
   Repair and maintenance........            295,169            226,062           854,200            871,051
   Property management
     fees - affiliates...........            114,687            116,222           345,280            343,407
   Other property operating
     expenses....................            131,856            112,884           401,079            384,713
   General and administrative....             24,907             47,079            77,051             87,161
   General and administrative -
     affiliates..................             58,512             63,269           181,240            225,032
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,214,204          2,389,447         6,746,535          7,334,860
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      960,085     $       32,023    $    3,401,494     $     (235,272)
                                       =============      =============     =============      =============

Net income (loss) allocated to
   limited partners..............     $      334,246     $       31,703    $      334,246     $     (232,919)
Net income (loss) allocated to
   General Partner...............            625,839                320         3,067,248             (2,353)
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      960,085     $       32,023    $    3,401,494     $     (235,272)
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $         3.86     $          .37    $         3.86     $        (2.69)
                                       =============      =============     =============      =============

Distributions per limited
   partnership unit..............     $        46.22     $            -    $        46.22     $            -
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996

                                                                                                     Total
                                                                                                 Partners'
                                                    General                 Limited              Equity
                                                    Partner                 Partners             (Deficit)
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $   (2,546,836)         $    7,766,250        $    5,219,414

Net loss..................................               (2,353)               (232,919)             (235,272)

Management Incentive Distribution.........             (452,443)                      -              (452,443)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $   (3,001,632)         $    7,533,331        $    4,531,699
                                                  =============           =============         =============


Balance at December 31, 1996..............       $   (3,166,815)         $    7,648,141        $    4,481,326

Net income................................            3,067,248                 334,246             3,401,494

Management Incentive Distribution.........             (443,577)                      -              (443,577)

Distributions to limited partners.........                    -              (4,000,002)           (4,000,002)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $     (543,144)         $    3,982,385        $    3,439,241
                                                  =============           =============         =============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     6,900,605     $     6,899,382
   Cash paid to suppliers...................................                (2,457,038)         (2,352,159)
   Cash paid to affiliates..................................                  (556,800)           (576,605)
   Interest received........................................                   167,760              83,826
   Interest paid............................................                (1,738,869)         (1,842,529)
   Property taxes paid and escrowed.........................                  (475,286)           (405,409)
                                                                        --------------      --------------
Net cash provided by operating activities...................                 1,840,372           1,806,506
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (390,094)           (488,322)
   Proceeds from sale of real estate........................                 9,868,594                   -
                                                                        --------------      --------------
Net cash provided by (used in) investing activities.........                 9,478,500            (488,322)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                  (426,868)           (436,854)
   Retirement of mortgage notes payable.....................                (3,722,368)                  -
   Management incentive distribution paid...................                (1,774,877)           (500,000)
   Distributions to limited partners........................                (4,000,002)                  -
                                                                        --------------      --------------
Net cash used in financing activities.......................                (9,924,115)           (936,854)
                                                                        --------------      --------------

Net increase in cash and cash equivalents...................                 1,394,757             381,330

Cash and cash equivalents at beginning of
   period...................................................                 1,903,902           1,417,948
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     3,298,659     $     1,799,278
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ---------------     ----------------
Net income (loss)...........................................           $     3,401,494     $      (235,272)
                                                                        --------------      --------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization............................                 1,407,920           1,724,329
   Amortization of deferred borrowing costs.................                    71,743              71,743
   Amortization of discounts on mortgage
     notes payable..........................................                    78,386             105,391
   Gain on sale of real estate..............................                (3,081,755)                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                    (3,963)            (39,092)
     Accounts receivable....................................                    25,029             (96,716)
     Prepaid expenses and other assets......................                    14,149              17,918
     Escrow deposits........................................                    28,098              89,508
     Accounts payable.......................................                   (34,524)            (84,280)
     Accrued interest.......................................                   (31,574)             (3,118)
     Accrued property taxes.................................                    23,872             247,556
     Other accrued expenses.................................                   (15,359)             (2,161)
     Payable to affiliates - General Partner................                   (30,280)             (8,166)
     Security deposits and deferred rental

       revenue..............................................                   (12,864)             18,866
                                                                        --------------      --------------
       Total adjustments....................................                (1,561,122)          2,041,778
                                                                        --------------      --------------

Net cash provided by operating activities...................           $     1,840,372     $     1,806,506
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

                               September 30, 1997


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------

 Property management fees - affiliates................   $ 345,280    $ 343,407
 Charged to general and administrative - affiliates:
   Partnership administration.........................     181,240      225,032
                                                          --------     --------

                                                         $ 164,520    $ 568,439
                                                          ========     ========

 Charged to General Partner's deficit:
   Management Incentive Distribution..................   $ 443,577    $ 452,443
                                                          ========     ========

NOTE 4.
-------

On October 1, 1996, the Partnership placed Country Hills Plaza, Midvale Plaza and Redwood Plaza on the market for sale. Country Hills Plaza was sold to an unaffiliated purchaser on April 8, 1997. Midvale Plaza was sold to an unaffiliated purchaser on September 24, 1997. These three properties are shown as assets held for sale on the accompanying financial statements. In accordance with the Financial Accounting Standards Board's Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation charges on these three properties effective October 1, 1996.

NOTE 5.
-------

On April 8, 1997, the Partnership sold Country Hills Plaza to an unaffiliated purchaser for a cash sales price of $6,610,000. Cash proceeds from the sale, as well as the gain on sale are detailed below.

                                                                        Gain on Sale        Cash Proceeds
                                                                       ---------------     ----------------
     Cash sales price.......................................           $     6,610,000     $     6,610,000

     Selling costs..........................................                  (185,306)           (185,306)
     Mortgage discount written off..........................                  (397,559)
     Straight-line rent receivables written off.............                   (26,828)
     Basis of real estate sold..............................                (3,791,948)
                                                                        --------------      --------------

     Gain on sale of real estate............................           $     2,208,359
                                                                        ==============

     Proceeds from sale of real estate......................                                     6,424,694
     Retirement of mortgage note payable....................                                    (2,231,438)
                                                                                            --------------

     Net cash proceeds......................................                               $     4,193,256
                                                                                            ==============

On September 24, 1997, the Partnership sold Midvale Plaza to an unaffiliated purchaser for a cash sales price of $3,500,000. Cash proceeds from the sale, as well as the gain on sale are detailed below.

                                                                        Gain on Sale        Cash Proceeds
                                                                       ----------------    ----------------
     Cash sales price.......................................           $     3,500,000     $     3,500,000

     Selling costs..........................................                   (56,100)            (56,100)
     Mortgage discount written off..........................                  (241,778)
     Straight-line rent receivables written off.............                   (85,197)
     Prepaid leasing commissions written off................                   (14,338)
     Basis of real estate sold..............................                (2,229,191)
                                                                        --------------      --------------

     Gain on sale of real estate............................           $       873,396
                                                                        ==============

     Proceeds from sale of real estate......................                                     3,443,900
     Retirement of mortgage note payable....................                                    (1,490,930)
                                                                                            --------------

     Net cash proceeds......................................                               $     1,952,970
                                                                                            ==============

NOTE 6.
-------

In accordance with the Amended Partnership Agreement, proceeds from sales are to be distributed in proportionately larger shares to "Group A" and "Group B" unitholders. Group A unitholders purchased the first $10 million of units during the Partnership's offering period. Group B unitholders purchased the second $10 million of units. Limited partners who purchased the remaining units are Group C unitholders. Subsequent transfers and resale of units did not change the group designation to which such units belonged. Distribution of sales proceeds to Group A units receive a premium of 5.556% over sales proceeds distributed to Group B units, while distributions to Group C units receive a discount of 5.556% to sales proceeds distributed to Group B units.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1997, the Partnership owned four apartment properties and one shopping center. All of the Partnership's properties are subject to mortgage notes.

On October 1, 1996, the Partnership placed its three commercial properties, County Hills Plaza, Midvale Plaza and Redwood Plaza, on the market for sale. Consequently, the Partnership's investment in these three properties is shown as assets held for sale on the accompanying financial statements.

On April 8, 1997, the Partnership sold Country Hills Plaza for $6,610,000 to an unaffiliated buyer. On September 24, 1997, the Partnership sold Midvale Plaza for $3,500,000 to an unaffiliated buyer. Proceeds from the sale of Country Hills Plaza and Midvale Plaza were used first to repay the mortgage notes encumbering the properties. The remaining proceeds from sale were used to pay a $4,000,000 distribution to the limited partners in September 1996, and will be used to pay an additional $2,146,226 distribution to the limited partners during the fourth quarter of 1997.

RESULTS OF OPERATIONS
---------------------

The Partnership earned $3,401,494 for the first nine months of 1997, an increase over the $235,272 loss incurred by the Partnership for the first nine months of 1996. For the third quarter, net income increased to $960,085 in 1997 from $32,023 in 1996. Included in the 1997 net income figures are the $2,208,359 gain on the sale of Country Hills Plaza and the $873,396 gain on the sale of Midvale Plaza. After excluding the gains and the effects of rental revenues and expenses related to Country Hills Plaza, the Partnership's net income increased to $254,603 for the first nine months of 1997, up from a loss of $370,478 for the first nine months of 1996.

Revenues:

Rental revenue for the first nine months of 1997 decreased $117,248 or 1.7% over rental revenue earned for the first nine months of 1996. Excluding rental revenue from Country Hills Plaza, rental revenue increased $333,083 or 5.3% for the first nine months of 1997 compared to the same period of 1996.

Rental revenue increased at all of the Partnership's properties except for Midvale Plaza. The largest increase in percentage terms was provided by Windrock Apartments. After struggling with depressed occupancy rates for three years, Windrock's occupancy rate improved to 96% at September 30, 1997, up from 75% at the end of 1995. Windrock's rental revenue increased 14.7% for the first nine months of 1997 compared to the same period of 1996. Increased rental rates provided rental revenue increases ranging from 4% to 6% at Embarcadero Club Apartments, Thunder Hollow Apartments and Redwood Plaza. Rental revenues increased approximately 1.1% at both Tanglewood Village Apartments and decreased 4.4% at Midvale Plaza. An increase in base rental rates at Tanglewood Village was mostly offset by decreased occupancy, while a decrease in base rental rates caused the decrease in Midvale Plaza's revenues.

The sale of Country Hills Plaza on April 8, 1997 provided a one-time gain on sale of real estate totaling $2,208,359. An additional gain of $873,396 was realized with the September 24, 1997 sale of Midvale Plaza.

Expenses:

Partnership expenses decreased $588,325 or 8.0% and $175,243 or 7.3% for the nine month and three month periods ended September 30, 1997 as compared to the same periods of 1996. Expenses decreased primarily because of the sale of Country Hills Plaza on April 8, 1997. After excluding expenses related to Country Hills Plaza, the Partnership's expenses decreased $207,966 or 3.1% for the first nine months of 1997 compared to the same period of 1996. Excluding expenses related to Country Hills Plaza, decreased expenses were recorded primarily in depreciation and amortization, general and administrative expenses, and general and administrative expenses paid to affiliates.

Depreciation and amortization expense decreased 9.5% for the first nine months of 1997 as compared to the same period of 1996. The Partnership ceased depreciating its investment in its three commercial properties, Country Hills Plaza, Midvale Plaza and Redwood Plaza, effective October 1, 1996, the date the Partnership placed these properties on the market for sale. Properties being marketed for sale are classified as "assets held for sale." Accounting regulations specify that depreciation on assets held for sale should cease effective the date the properties are placed on the market for sale.

General and administrative expenses decreased 11.6% for the first nine months of 1997 as compared to the same period of 1996. In 1996, the Partnership incurred costs to evaluate and disseminate information regarding an unsolicited tender offer. The decrease was partially offset by charges for investor services, which beginning in 1997, are provided by a third party vendor instead of by affiliates of the General Partner. The switch of investor service expenses from affiliates to a third party vendor also accounts for most of the 19.5% decrease in general and administrative expenses paid to affiliates. Also contributing to the decrease in general and administrative expenses paid to affiliates was a decrease in partnership administrative reimbursements due to the sale of Country Hills Apartments in April 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations increased $33,866 or 1.9% for the first nine months of 1997 as compared to the same period of 1996. Cash flow from operating expenses managed a small increase despite the sale of one of the Partnership's properties early in the year. Performance of the Partnership's properties continues to improve. Windrock Apartments, which had not been contributing to the improved Partnership performance, appears to have turned around, and is now generating increasing amounts of cash flow. Cash flow from Partnership operations for the first nine months of 1997 was more than adequate to fund selected capital improvements and to repay the scheduled principal payments on the Partnership's mortgage debt. Furthermore, the General Partner anticipates that operations for the balance of 1997 will continue to provide more than enough cash flow to fund needed capital improvements and debt service payments.

The sale of Country Hills Plaza and Midvale Plaza provided $6,146,226 for the Partnership, after repayment of the related mortgage notes. The General Partner distributed $4,000,000 of sales proceeds to the limited partners in September 1997, and is planning to distribute the remaining $2,146,226 of sales proceeds to the limited partners before the end of the year.

The improving cash position of the Partnership allowed the General Partner to continue payment of the Management Incentive Distribution ("MID"). The Partnership paid $1,774,877 of MID during the first nine months of 1997 in addition to the $500,000 payment made during the third quarter of 1996. MID payments had been suspended since the beginning of 1994 to increase the Partnership's cash reserves. All arrearages of MID have now been paid.

Short-term liquidity:

At September 30, 1997, the Partnership held $3,298,659 of cash and cash equivalents, up $1,394,757 from the balance at the end of 1996. The Partnership distributed $4,000,000 to the limited partners during the third quarter of 1997. An additional distribution of $2,146,226 is planned for the fourth quarter of 1997. The excess of cash remaining after the planned fourth quarter distribution is an adequate level of cash reserves for the Partnership. Furthermore, the General Partner anticipates that cash generated from operations for the remainder of 1997 will be sufficient to fund the Partnership's budgeted capital improvements and debt service requirements.

In addition to the sale of Country Hills Plaza and Midvale Plaza, the Partnership has placed Redwood Plaza on the market for sale. Proceeds from the sale of Redwood Plaza will be used to retire the Redwood Plaza mortgage note, and, if surplus proceeds remain, provide distributions to the limited partners. Although the General Partner anticipates being able to successfully sell Redwood Plaza, there can be no assurance that any sale of Partnership properties will provide sufficient cash for additional distributions to the limited partners.

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

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 2001, followed by a dissolution of the Partnership. In this regard, the Partnership sold Country Hills Plaza on April 8, 1997, and sold Midvale Plaza on September 24, 1997. One of the partnership's five remaining properties is currently on the market for sale.

None of the Partnership's remaining mortgage notes mature before the expected dissolution of the Partnership.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the nine month periods ended September 30, 1997 and 1996, net income of $3,067,248 and net loss of $2,353, respectively, were allocated to the General Partner. For the nine month period ended September 30, 1997, net income of $334,246 was allocated to the limited partners, while $232,919 of net loss was allocated to the limited partners for the nine months ended September 30, 1996.

Distributions to Unit holders had been suspended since 1986 as a part of the General Partner's policy of maintaining adequate cash reserves. However, with the sale of Country Hills Plaza and Midvale Plaza, the General Partner determined that the Partnership's liquidity was sufficient to justify distribution of the net proceeds from the sale of Country Hills Plaza and Midvale Plaza to the limited partners. Consequently, the Partnership distributed $4,000,000 to the limited partners in September 1997, and plans to distribute an additional $2,146,226 to the limited partners before the end of the year. Further distributions to the limited partners will follow if the Partnership is successful in selling its remaining properties for amounts in excess of the mortgage debt encumbering the properties.

Payments of MID had been suspended since the beginning of 1994 to preserve the cash reserves of the Partnership. During the third quarter of 1996, the Partnership paid $500,000 of MID. During the first nine months of 1997, the Partnership paid MID of $1,774,877. The 1996 payment, and the payments during the first nine months of 1997 have completely repaid the balance of MID due to the General Partner. The Partnership incurred MID of 443,577 for the first nine months of 1997. The General Partner will continue to monitor the cash reserves and working capital requirements of the Partnership to ensure that cash flows and balances will support continued MID payments and distributions of net sales proceeds to Unit holders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

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

            27.                  Financial  Data  Schedule for the quarter ended
                                 September 30, 1997.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

   (b) Reports on Form 8-K. On September 30, 1997, the Partnership filed a Current Report on form 8-K to report the sale of Midvale Plaza to an unaffiliated purchaser.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XIV, Ltd.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





November 13, 1997                  By:  /s/  Ron K. Taylor
-----------------                     ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 13, 1997                  By:  /s/  Brandon K. Flaming
-----------------                     ------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)