Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XIV LTD
filed 1998-03-30
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended      December 31, 1997
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-12915
                            ---------


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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code    (972)  448-5800
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------   -------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

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

Documents Incorporated by Reference:        See Item 14, Page 37.

                                TOTAL OF 40 PAGES

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

On February 14, 1983, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $35,000,000 of limited partnership units ("Units"), with the General Partners' right to increase the offering up to $50,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 17, 1984, with 86,101 Units sold at $500 each, or gross proceeds of $43,050,500 to the Partnership, including the original general partners' purchase of 200 Units for $100,000. In 1992, 483 Units were issued to the General Partner in payment of the fixed portion of the Management Incentive Distribution ("MID"). In 1993, 30 Units were relinquished. An additional 20 Units were relinquished in 1994, leaving 86,534 Units outstanding at December 31, 1997.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and retail real estate and other real estate related assets. At December 31, 1997, the Partnership owned five income-producing properties as described in Item 2 - Properties.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

On October 1, 1996, the Partnership placed Redwood Plaza on the market for sale.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

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

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $95 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $95 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1998, High River has purchased approximately 12.3% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2. PROPERTIES
------- ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1997. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable." See also Item 8 - Note 4 - "Real Estate Investments" and Item 8 -
Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                               Net Basis                           1997            Date
Property              Description            of Property         Debt         Property Tax       Acquired
--------              -----------            -----------         ----         ------------       --------

Real Estate Investments:
Embarcadero
  Club (1)            Apartments
College Park, GA      404 units           $    6,390,646    $    7,594,425     $   134,662         09/84

Tanglewood
  Village (2)         Apartments
Carson City, NV       130 units                3,154,949         2,704,333          41,074         06/86

Thunder Hollow (3)
Bensalem              Apartments
  Township, PA        301 units                7,267,411         9,340,509         282,252         11/84

Windrock (4)          Apartments
El Paso, TX           150 units                3,438,184         3,387,741         101,200         10/84
                                           -------------     -------------      ----------

                                          $   20,251,190    $   23,027,008     $   559,188
                                           =============     =============      ==========

Asset Held for Sale:

Redwood Plaza         Retail Center
Salt Lake City, UT    87,186 sq. ft.      $    1,932,910    $      864,004     $    55,948         06/84
                                           =============     =============      ==========

-----------------------------------------
Total:    Apartments  -  985 units
          Retail centers - 87,186 sq. ft.

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

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  ----------

Real Estate Investments:
Embarcadero Club
   Occupancy Rate............             99%             97%            99%            98%             88%
   Rent Per Square Foot......           $7.54           $7.10          $6.89          $6.46           $6.12

Tanglewood Village
   Occupancy Rate............             95%             97%            98%            97%             99%
   Rent Per Square Foot......           $7.47           $7.36          $7.35          $7.00           $6.64

Thunder Hollow
   Occupancy Rate............             97%             99%            97%            99%            100%
   Rent Per Square Foot......           $8.44           $8.15          $7.76          $7.53           $7.18

Windrock
   Occupancy Rate............             96%             93%            75%            83%             91%
   Rent Per Square Foot......           $5.57           $5.02          $5.01          $5.33           $5.11

Asset Held for Sale:

Redwood Plaza
   Occupancy Rate............            100%            100%           100%            98%             76%
   Rent Per Square Foot......           $7.45           $7.13          $7.04          $6.33           $5.28

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for retail properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Real Estate Investments:

Embarcadero Club Apartments
---------------------------

The area surrounding Embarcadero Club Apartments has rebounded from the 1991 Eastern Airlines bankruptcy. Embarcadero Club is 2.5 miles from Atlanta's Hartsfield International Airport. Area occupancy rates have improved to 95%, and the occupancy rate at Embarcadero Club generally is two to three percentage points above the market average. Embarcadero Club competes with both low end and high end properties, but good location and stable management have allowed the property to successfully hold its competitive niche. Renovations in excess of $1,300,000 in the past few years have added significantly to the property's competitiveness. No new construction is planned for the area.

Tanglewood Village Apartments
-----------------------------

Tanglewood Village Apartments rental rates have increased ahead of its Carson City competition due to the addition of a new swimming pool, renovation of the clubhouse, and a unique floor plan mix. Occupancy rates for both the Carson City area and Tanglewood Village average a strong 95%. Tanglewood Village has shown strong earnings growth the past two years due to capital improvements. However, the low cost of home ownership in the Carson City area, relative to the rental market, will make it difficult to increase rents in the near future.

Thunder Hollow Apartments
-------------------------

Thunder Hollow Apartments has been able to increase rental rates to a higher level than its competitors and still maintain occupancy rates at the local market's 96% average occupancy rate. The property has some of the largest floor plans in its market, an especially attractive feature for tenants with children. There has been no new multi-family development in the market for several years. Competition is limited in this market, but further increases in rental rates may be difficult to achieve due to the predominantly blue collar demographics of the area and an overbuilt single family home market.

Windrock Apartments
-------------------

The 1997 occupancy rate at Windrock Apartments exceeded the 92% market average for the first time in several years. Furthermore, only minimal multi-family construction is planned for El Paso during 1998. The local economy remains closely tied to Mexico's economy, which has been volatile. High unemployment and relatively inexpensive single family housing will limit rental rate increases. Windrock offers some unusually large floor plans in a secluded setting, but lack of washer/dryer connections and limited parking space have been handicaps for the property as it competes with newer properties with full amenity packages.

Asset Held for Sale:

Redwood Plaza
-------------

The area surrounding Redwood Plaza is transforming from a middle to low income area to a growing commercial district. Local businesses, such as McDonnell Douglas, Litton Industries and Unisys, as well as one of the property's tenants, the Utah Motor Vehicle Division, provide strong lunch time traffic to the property. The Motor Vehicle Division is one of only three offices in the Salt Lake Valley where motorists may renew their licenses. Occupancy is projected to remain strong during 1998. The Partnership and one of the property's anchor tenants are negotiating a plan to expand the anchor's space by expanding into space occupied by two other tenants and by constructing an additional 15,838 square feet of space. If the Partnership and the anchor tenant agree on an expansion plan, the terms of the anchor tenant's lease will likely be modified, and the Partnership will likely be responsible for capital repairs to the property's facade and parking lot.

The following schedule shows lease expirations for the Partnership's commercial property for 1998 through 2007:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------         -----------        -----------
Asset Held for Sale:
Redwood Plaza
1998                             7                    15,884         $   100,653             18%
1999                             3                     4,856              36,242              7%
2000                             2                    28,313              86,938             16%
2001                             1                     3,040              55,630             10%
2002                             0                         -                   -              -
2003                             1                    20,100             203,613             37%
2004                             1                    14,993              63,270             12%
2005                             0                         -                   -              -
2006                             0                         -                   -              -
2007                             0                         -                   -              -


No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                       Square Footage                                                   Lease
   Use                              Leased                    Annual Rent                     Expiration
                               --------------                 -----------                     ----------
Asset Held for Sale:

Redwood Plaza
Grocery Store                         24,873                   $     55,964                      2000
Government Office                     20,100                        203,613                      2003
Discount Store                        14,993                         63,270                      2004

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

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

(B)          Title of Class                      Number of Record Unit Holders

             Limited partnership units           3,838 as of January 31, 1998

(C) The Partnership paid distributions totaling $6,146,222 ($71.02 per Unit) to the limited partners in 1997. No distributions were paid to the limited partners during 1996 or 1995. In the last week of March 1998, the Partnership distributed $500,000 to limited partners of record as of March 1, 1998. The Partnership accrued distributions of $564,834, $618,786 and $601,583 for the benefit of the General Partner for the years ended December 31, 1997, 1996 and 1995, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement. In 1995, the Partnership suspended payment of MID. The Partnership paid $1,774,877 and $500,000 of MID to the General Partner in 1997 and 1996, respectively. See Item 8 -
             Note 2 - "Transactions with Affiliates." See also Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will continue distributions to limited partners.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue................      $   8,996,989  $   9,429,880  $    9,188,439  $   8,899,488  $   8,881,991
Gain on legal settlement......                  -              -          39,841              -              -
Gain on involuntary
   conversion.................                  -              -               -         51,588              -
Gain on disposition of
   real estate................          3,081,755              -               -              -        627,902
Total revenue.................         12,289,725      9,536,634       9,350,464      8,988,225      9,539,165
Net income (loss).............          3,328,774       (119,302)       (331,176)      (300,760)      (626,596)

Net income (loss) per
   limited partnership unit...      $       3.02   $       (1.36) $       (3.79)  $       (3.44) $       (7.17)
                                     ===========    ============   ============    ============   ============

Distributions per limited
   partnership unit...........      $      71.02   $           -  $            -  $           -  $           -
                                     ===========    ============   =============   ============   ============

                                                                 As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
--------------                      -------------  -------------  --------------  -------------  -------------
Real estate investments,
   net........................     $   20,251,190 $   21,656,966 $    30,950,884 $   31,396,082 $   32,248,606
Assets held for sale..........          1,932,910      7,942,855               -              -              -
Total assets..................         26,325,605     34,188,885      35,275,343     35,214,866     35,514,281
Mortgage notes payable,
   net........................         23,891,012     27,423,689      27,871,969     27,161,556     27,520,265
Partners' equity..............          1,099,044      4,481,326       5,219,414      6,152,173      7,026,841

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership sold Country Hills Plaza, Midvale Plaza and Ridgewood Park Apartments on April 8, 1997, September 24, 1997, and June 15, 1993, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At the end of 1997, the Partnership owned four apartment properties and one retail shopping center. The retail shopping center is on the market for sale. All of the Partnership's properties are subject to mortgage notes.

The Partnership sold Country Hills Plaza and Midvale Plaza on April 8, 1997 and September 24, 1997, respectively. The Partnership distributed the net proceeds from the sale of these two properties to the limited partners. Redwood Plaza, the Partnership' sole remaining commercial property, remains on the market for sale.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Rental revenue for the year ended December 31, 1997 decreased $432,891 or 4.6% from rental revenue earned for 1996. Excluding rental revenue derived from Country Hills Plaza and Midvale Plaza for both 1997 and 1996, rental revenue increased $375,765 or 4.7% in 1997 compared to 1996.

Rental revenue increased at all of the Partnership's remaining properties. Increased occupancy at Windrock Apartments led to a 10.9% increase in rental revenue at the El Paso property. Increased rental rates provided rental revenue increases ranging from 3.5% to 6.1% at Embarcadero Club Apartments, Thunder Hollow Apartments and Redwood Plaza. Rental revenues increased approximately 1.5% at Tanglewood Village Apartments as an increase in rental rates was partially offset by increased vacancy losses.

Interest revenue nearly doubled in 1997 compared to 1996. Increased interest income was the result of increasing amounts of cash and cash equivalents the Partnership was able to invest in interest-bearing accounts.

The sale of Country Hills Plaza on April 8, 1997 provided a $2,208,359 one-time gain on sale of real estate. An additional gain of $873,396 was realized with the September 24, 1997 sale of Midvale Plaza.

Expenses:

Partnership expenses decreased $694,985 or 7.2% for the year ended December 31, 1997 as compared to the same period of 1996. Expenses decreased primarily because of the sale of Country Hills Plaza on April 8, 1997, and the sale of Midvale Plaza on September 24, 1997. After excluding expenses related to Country Hills Plaza and Midvale Plaza, the Partnership's expenses decreased $26,310 or 0.3% for 1997 as compared to 1996. General and administrative expenses and general and administrative expenses paid to affiliates decreased, while property taxes increased.

General and administrative expenses decreased 60.4% for 1997 as compared to 1996. In 1996, the Partnership incurred costs to evaluate and disseminate information regarding an unsolicited tender offer. Similar costs were not incurred in 1997. The decrease was partially offset by charges for investor services, which beginning in 1997, were provided by a third party vendor instead of by affiliates of the General Partner. The switch of investor service expenses from affiliates to a third party vendor also accounts for most of the 15.5% decrease in general and administrative expenses paid to affiliates. Also contributing to the decrease in general and administrative expenses paid to affiliates was a decrease in partnership administrative reimbursements due to the sale of Country Hills Plaza in April 1997, and also the sale of Midvale Plaza in September 1997.

Property taxes on the Partnership's remaining properties increased $51,293 or 9.1% in 1997 as compared to 1996. Increased assessments on Thunder Hollow Apartments contributed to a 7.7% increase in property taxes at the Pennsylvania property. Property taxes at Embarcadero Club Apartments in 1996 were reduced by a one-time credit for an adjustment for prior year's property taxes. No such adjustment was made in 1997.

Other property operating expenses increased $89,104 or 17.2% in 1997 as compared to 1996. All of the increase in other property operating expenses is due to increased bad-debt write-offs incurred at Country Hills Plaza and Midvale Plaza. An evaluation of the receivables after the sale of the two properties indicated that the Partnership was unlikely to collect approximately $89,916 of receivables due from a single tenant that entered into bankruptcy proceedings, and who occupied space at both properties.

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

Expenses:

Partnership expenses decreased $25,704 or 0.3% in 1996 compared to 1995. On a combined basis, the Partnership reported a significant increases in repairs and maintenance expense and in general and administrative expenses, and significant decreases in other property operating expenses and general and administrative expenses paid to affiliates.

Repairs and maintenance expenses increased $106,875 or 10.3% in 1996 compared to 1995. The increase was concentrated at the Partnership's residential properties. Under the Partnership's capitalization policy, most expenditures for floor covering replacements were capitalized in 1995. However, such expenditures were generally expensed in 1996 because the level of such expenditures was not great enough to qualify for capitalization. Floor covering expenses increased $48,563 in 1996 compared to 1995. Also a factor in the increase in repairs and maintenance was a $60,628 increase in snow removal expenses and other storm-related clean up expenses incurred at Thunder Hollow Apartments.

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

General and administrative expenses paid to affiliates decreased 21.3% in 1996 compared to 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI. Such reimbursements are paid in accordance with the Partnership's Amended Partnership Agreement.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operating activities decreased 1.5% in 1997 compared to 1996. The decrease is due to the sale of Country Hills Plaza and Midvale Plaza during the course of 1997. Operating cash flow from the Partnership's remaining properties increased almost enough to offset the loss of the two properties during the course of 1997.

The Partnership invested $668,126 in capital improvements in 1997, in addition to the $834,036 and $1,743,497 invested in 1996 and 1995, respectively. The Partnership has budgeted an additional $625,000 for capital improvements in 1998. The capital improvements budgeted for 1998 are expected to be funded from cash flow from operations.

In 1997 and 1996, the Partnership's improving cash position allowed the Partnership to resume MID payments to the General Partner. MID payments had been suspended since the beginning of 1994 to increase the cash reserves of the Partnership. $500,000 of MID was paid to the General Partner during 1996, and an additional $1,774,877 of MID was paid during 1997. $90,326 of MID remains accrued but unpaid at the end of 1997. The Partnership anticipates further MID payments in 1998 if the Partnership's properties continue to perform as anticipated.

As discussed above, two of the Partnership's properties, Country Hills Plaza and Midvale Plaza were sold during 1997. The sale of these two properties provided $6,146,226 of cash proceeds to the Partnership, after repayment of the mortgage notes associated with the two properties. The net cash proceeds from the sale of the two properties was distributed to the limited partners in two installments in September 1997 and December 1997. During the last week of March 1998, the Partnership distributed an additional $500,000 to limited partners of record as of March 1, 1998. The $500,000 distribution was funded from cash reserves of the Partnership.

Short Term Liquidity:

The Partnership expended considerable resources over the past several years to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the three years have enabled the Partnership to increase its rental revenues and reduce certain of its repairs and maintenance expenses. For 1998, the Partnership has budgeted an additional $625,000 of capital improvements to its real estate investments. Budgeted capital improvements for 1998 will be funded from property operations.

At December 31, 1997, the Partnership held cash and cash equivalents of $1,292,615. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner resumed MID payments during 1996, and anticipates additional MID payments will be made in 1998 if the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes.

The Partnership's remaining commercial property, Redwood Plaza, is on the market for sale. Although the General Partner expects to successfully sell Redwood Plaza, there is no guarantee that the Partnership will be able to conclude a sale of Redwood Plaza for an amount sufficient to retire the related mortgage note and provide cash proceeds to the Partnership. The Partnership anticipates that any proceeds from the sale of Redwood Plaza, after repayment of the related mortgage note, will be distributed to the limited partners.

Long Term Liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership over the past few years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

On October 1, 1996, the Partnership placed Redwood Plaza on the market for sale.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the contingent portion of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the years in the periods ended December 31, 1997, 1996 and 1995, net income of $3,067,248 and net losses of $1,193 and $3,312, respectively, were allocated to the General Partner. The limited partners received allocated net income of $261,526 and net losses of $118,109 and $327,864 for the years ended December 31, 1997, 1996 and 1995, respectively.

Distributions to Unit holders had been suspended since 1986 as part of management's policy of maintaining adequate cash reserves. In 1997, however, the Partnership distributed $6,146,222 to the limited partners. During the last week of March 1998, the Partnership distributed an additional $500,000 to limited partners of record as of March 1, 1998. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the Unit holders. The Partnership paid $1,774,877 and $500,000 of MID to the General Partner during 1997 and 1996, respectively. No MID was paid during 1995. The Partnership anticipates making additional MID payments during 1998 if the Partnership's properties continue to perform as projected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------
Financial Statements:

   Report of Independent Public Accountants.......................................                       16

   Balance Sheets at December 31, 1997 and 1996...................................                       17

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       18

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1997.......................................                       19

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1997.....................................................                       20

   Notes to Financial Statements..................................................                       22

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       32



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XIV, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XIV, Ltd. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XIV, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/ Arthur Andersen LLP

Dallas, Texas
   March 20, 1998

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                 BALANCE SHEETS

                                                                                  December 31,
                                                                      ------------------------------------
                                                                           1997                  1996
                                                                      ----------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     4,663,828      $    4,663,828
   Building and improvements................................                36,220,158          35,944,879
                                                                        --------------       -------------
                                                                            40,883,986          40,608,707
   Less:  Accumulated depreciation..........................               (20,632,796)        (18,951,741)
                                                                        --------------       -------------
                                                                            20,251,190          21,656,966

Assets held for sale........................................                 1,932,910           7,942,855

Cash and cash equivalents...................................                 1,292,615           1,903,902
Cash segregated for security deposits.......................                   431,148             399,366
Accounts receivable.........................................                   663,087             385,721
Prepaid expenses and other assets...........................                   141,281             173,908
Escrow deposits.............................................                   664,294             681,430
Deferred borrowing costs, net of accumulated
   amortization of $441,912 and $346,255 at
   December 31, 1997 and 1996, respectively.................                   949,080           1,044,737
                                                                        --------------       -------------

                                                                       $    26,325,605      $   34,188,885
                                                                        ==============       =============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    23,891,012      $   27,423,689
Accounts payable............................................                    69,128             103,747
Accrued interest............................................                   164,766             197,124
Accrued property taxes......................................                   101,200             100,981
Other accrued expenses......................................                    73,912              82,329
Payable to affiliates - General Partner.....................                   211,757           1,388,371
Deferred gain on involuntary conversions....................                   346,114                   -
Security deposits and deferred rental revenue...............                   368,672             411,318
                                                                        --------------       -------------
                                                                            25,226,561          29,707,559
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners - 100,000  limited  partnership units
     authorized;  86,534 limited partnership units issued
     and outstanding at December 31, 1997 and 1996..........                 1,763,445           7,648,141
   General Partner..........................................                  (664,401)         (3,166,815)
                                                                        --------------       -------------
                                                                             1,099,044           4,481,326
                                                                        --------------       -------------

                                                                       $    26,325,605      $   34,188,885
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    8,996,989     $    9,429,880    $     9,188,439
   Interest................................               210,981            106,754            122,184
   Gain on legal settlement................                     -                  -             39,841
   Gain on sales of real estate............             3,081,755                  -                  -
                                                    -------------      -------------     --------------
     Total revenue.........................            12,289,725          9,536,634          9,350,464
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             2,400,690          2,682,467          2,694,731
   Depreciation and amortization...........             1,882,343          2,185,099          2,171,607
   Property taxes..........................               670,709            713,729            719,183
   Personnel expenses......................               946,896            925,738            984,852
   Repairs and maintenance.................             1,148,956          1,145,081          1,038,206
   Utilities...............................               514,372            495,851            469,550
   Property management fees -
     affiliates............................               451,074            465,738            456,139
   Other property operating expenses.......               606,017            516,913            579,641
   General and administrative..............                92,005            232,097            195,036
   General and administrative -
     affiliates............................               247,889            293,223            372,695
                                                    -------------      -------------     --------------
     Total expenses........................             8,960,951          9,655,936          9,681,640
                                                    -------------      -------------     --------------

Net income (loss)..........................        $    3,328,774     $     (119,302)   $      (331,176)
                                                    =============      =============     ==============

Net income (loss) allocated to
   limited partners........................        $      261,526     $     (118,109)   $      (327,864)
Net income (loss) allocated to
   General Partner.........................             3,067,248             (1,193)            (3,312)
                                                    -------------      -------------     --------------

Net income (loss)..........................        $    3,328,774     $     (119,302)   $      (331,176)
                                                    =============      =============     ==============

Net income (loss) per limited
  partnership unit.........................        $         3.02     $        (1.36)   $         (3.79)
                                                    =============      =============     ==============

Distributions per limited partnership
   unit....................................        $        71.02     $            -    $             -
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                                     Total
                                                    General                 Limited                 Partners'
                                                    Partner                 Partners                 Equity
                                                 ----------------        ----------------      ----------------
Balance at December 31, 1994..............       $    (1,941,941)        $     8,094,114       $     6,152,173

Net loss..................................                (3,312)               (327,864)             (331,176)

Management Incentive Distribution.........              (601,583)                      -              (601,583)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............            (2,546,836)              7,766,250             5,219,414

Net loss..................................                (1,193)               (118,109)             (119,302)

Management Incentive Distribution.........              (618,786)                      -              (618,786)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............            (3,166,815)              7,648,141             4,481,326

Net income................................             3,067,248                 261,526             3,328,774

Management Incentive Distribution.........              (564,834)                      -              (564,834)

Distributions to limited partners.........                     -              (6,146,222)           (6,146,222)
                                                  --------------          ---------------       --------------

Balance at December 31, 1997..............       $      (664,401)        $     1,763,445       $     1,099,044
                                                  ==============          ==============        ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1997               1996               1995
                                                   ---------------    ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    8,962,254     $    9,395,118    $     9,215,001
   Cash paid to suppliers..................            (3,253,015)        (3,182,745)        (3,400,938)
   Cash paid to affiliates.................              (665,534)          (744,666)        (1,166,657)
   Interest received.......................               210,981            106,754            122,184
   Interest paid...........................            (2,246,442)        (2,450,431)        (2,477,133)
   Property taxes paid.....................              (635,937)          (715,239)          (704,400)
   Cash received from legal
     settlement............................                     -                  -             39,841
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             2,372,307          2,408,791          1,627,898
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (668,126)          (834,036)        (1,743,497)
   Proceeds from sales of real estate......             9,868,596                  -                  -
   Insurance proceeds from gain on
     involuntary conversion................                     -                  -             17,088
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   investing activities....................             9,200,470           (834,036)        (1,726,409)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (540,595)          (588,801)          (536,941)
   Retirement of mortgage notes
     payable...............................            (3,722,370)                 -                  -
   Deferred borrowing costs paid...........                     -                  -           (107,525)
   Net proceeds from refinancing of
     mortgage notes payable................                     -                  -          1,115,767
   Management incentive distribution
     paid..................................            (1,774,877)          (500,000)                 -
   Distributions to limited partners.......            (6,146,222)                 -                  -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   financing activities....................           (12,184,064)        (1,088,801)           471,301
                                                    -------------      -------------     --------------

Net increase (decrease) in cash
     and cash equivalents..................              (611,287)           485,954            372,790

Cash and cash equivalents at
     beginning of year.....................             1,903,902          1,417,948          1,045,158
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $    1,292,615     $    1,903,902    $     1,417,948
                                                    =============      =============     ==============

See discussion of noncash investing and financing activities in Note 6 - "Sale of Real Estate" and Note 8 - "Gain on Involuntary Conversion."

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                         1997               1996               1995
                                                   --------------   -----------------    --------------
Net income (loss)..........................        $    3,328,774   $       (119,302)    $    (331,176)
                                                    -------------    ---------------      ------------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization...........             1,882,343          2,185,099          2,171,607
   Amortization of deferred
     borrowing costs.......................                95,657             95,658             88,026
   Amortization of discounts on
     mortgage notes payable................                90,949            140,521            131,587
   Gain on sales of real estate............            (3,081,755)                 -                  -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (31,782)           (29,269)             2,060
     Accounts receivable...................               137,088            (34,898)            43,462
     Prepaid expenses and other
       assets..............................                18,289             26,666             29,947
     Escrow deposits.......................                17,136            163,192           (188,855)
     Accounts payable......................               (34,619)           (62,687)            11,363
     Accrued property taxes................                   219                104             15,997
     Accrued interest......................               (32,358)            (4,143)            (2,015)
     Other accrued expenses................                (8,417)             2,604             (1,880)
     Payable to affiliates - General
       Partner.............................                33,429             14,295           (337,823)
     Security deposits and deferred
       rental revenue......................               (42,646)            30,951             (4,402)
                                                    --------------     -------------     --------------
         Total adjustments.................               956,467          2,528,093          1,959,074
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    2,372,307     $    2,408,791    $     1,627,898
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XIV, Ltd. (the "Partnership") was organized April 30, 1982 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an amended and restated agreement of limited partnership dated September 20, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1997, the Partnership owned five income-producing properties as described in Note 4 - Real Estate Investments.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

On October 1, 1996, the Partnership placed Redwood Plaza on the market for sale.

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

The Partnership's financial statements include the accounts of the following listed tier partnerships. These single asset tier partnerships were formed to accommodate the refinancings of the related properties. The ownership interest of the Partnership and the General Partner in each tier is detailed on the following page. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented as it is either negative or immaterial.

                                                      % of Ownership Interest
     Tier Partnership                               Partnership  General Partner
     ----------------                               -----------  ---------------

     Limited partnerships:
       Tanglewood Fund XIV Associates, L.P......         99%           1%
       Thunder Hollow Fund XIV Limited
         Partnership (a)........................        100            -
       Windrock Fund XIV, L.P. (a)..............        100            -

     General partnerships:
       Embarcadero Associates...................         99            1

(a) The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

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

The Partnership paid distributions of $6,146,222 to the limited partners in 1997. No distributions were paid to the limited partners in 1996 or 1995. The Partnership paid or accrued distributions of $564,834, $618,786 and $601,583 for the benefit of the General Partner for the MID in 1997, 1996 and 1995, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts. The Partnership plans to distribute approximately $500,000 to the limited partners in March 1998.

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per limited partnership unit ("Units") is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 86,534 Units outstanding in 1997, 1996 and 1995.

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

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. During 1997, 1996 and 1995, no Units were issued as payment for the MID.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which, under policies of prior management, had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the

Entitlement   Amount  which  determines  the  amount  of  MID  earned.   Capital
improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1997, 1996 or 1995 as the Entitlement Amount was sufficient to pay the MID notwithstanding the amendment of the capitalization policy.

Any amount of MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner and its affiliates are as follows:

                                               For the Years Ended December 31,
                                             -----------------------------------
                                                1997         1996        1995
                                             ---------    ---------    ---------

Property management fees -
   affiliates...........................     $ 451,074    $ 465,738    $ 456,139
Charged to general and
   administrative - affiliates:
   Partnership administration...........       247,889      293,223      372,695
                                              --------     --------     --------

                                             $ 698,963    $ 758,961    $ 828,834
                                              ========     ========     ========

Charged to General Partner's deficit:
   Management Incentive Distribution         $ 564,834    $ 618,786    $ 601,583
                                              ========     ========     ========

Payable to affiliates - General Partner at December 31, 1997 and 1996 consists of reimbursable costs, property management fees and MID that are due and payable from current operations. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts.

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

The  Partnership's  net assets and liabilities for tax purposes exceeded the net
assets  and  liabilities  for  financial   reporting   purposes  by  $2,059,398,
$1,802,969 and $1,331,413 in 1997, 1996 and 1995, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1997 and 1996 are set forth in the following tables:

                                                   Buildings and       Accumulated           Net Book
       1997                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ---------------
Embarcadero Club
   College Park, GA            $    1,216,712      $   12,552,561      $   (7,378,627)    $     6,390,646
Tanglewood Village
   Carson City, NV                    705,859           5,131,625          (2,682,535)          3,154,949
Thunder Hollow
   Bensalem Township, PA            1,837,539          12,744,793          (7,314,921)          7,267,411
Windrock
   El Paso, TX                        903,718           5,791,179          (3,256,713)          3,438,184
                                -------------       -------------       -------------       -------------

                               $    4,663,828      $   36,220,158      $  (20,632,796)     $   20,251,190
                                =============       =============       =============       =============


                                                   Buildings and       Accumulated           Net Book
       1996 (a)                     Land           Improvements        Depreciation            Value
       --------                --------------      ------------        ------------       ---------------

Embarcadero Club               $    1,216,712      $   12,312,055      $   (6,803,966)     $    6,724,801
Tanglewood Village                    705,859           5,031,895          (2,395,364)          3,342,390
Thunder Hollow                      1,837,539          12,883,353          (6,815,730)          7,905,162
Windrock                              903,718           5,717,576          (2,936,681)          3,684,613
                                -------------       -------------       -------------       -------------

                               $    4,663,828      $   35,944,879      $  (18,951,741)     $   21,656,966
                                =============       =============       =============       =============

(a) On October 1, 1996, the General Partner placed Country Hills Plaza, Midvale Plaza and Redwood Plaza on the market for sale. All three properties were classified as assets held for sale at December 31, 1996. The net book values of Country Hills Plaza, Midvale Plaza and Redwood Plaza at December 31, 1996 were $3,787,273, $2,229,912 and $1,925,670, respectively. The Partnership sold Country Hills Plaza on April 8, 1997. Midvale Plaza was sold September 24, 1997. Redwood Plaza, located in Salt Lake City, Utah, remains classified as an asset held for sale at December 31, 1997. The net book value of Redwood Plaza at December 31, 1997 was $1,932,910.

Included in the Partnership's Statements of Operations are results of operations for the assets held for sale. Results of operations for assets held for sale amounted to $440,868, $459,447 and $297,444 for 1997, 1996 and 1995,
respectively. Results of operations are operating revenues less operating expenses including and interest expense and depreciation and amortization.

The Partnership leases its commercial property under various non-cancelable operating leases. Future minimum rents to be received for the property, which is classified as an asset held for sale as of December 31, 1997, are as follows:

       1998...............................             $  469,292
       1999...............................                437,463
       2000...............................                400,124
       2001...............................                313,242
       2002...............................                266,883
       Thereafter.........................                173,321
                                                        ---------
                                                       $2,060,325
                                                        =========

Future minimum rents do not include contingent rents based on sales volume of tenants. Contingent rents amounted to $2,591, $2,462 and $3,489 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. These expense reimbursements amounted to $206,243, $349,600 and $370,814 for the years ended December 31, 1997, 1996 and 1995, respectively. These contingent rents and expense reimbursements, which are comprised of amounts generated by assets held for sale, are included in rental revenue on the Statements of Operations.

The Partnership's real estate investments and asset held for sale are encumbered by mortgage notes as discussed in Note 5 - "Mortgage Notes Payable."

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes of the Partnership at December 31, 1997 and 1996. All mortgage notes are secured by the related real estate investments or assets held for sale:

                           Mortgage         Annual           Monthly
                             Lien          Interest         Payments/                  December 31,
Property                 Position (a)       Rates %     Maturity Date (d)          1997                1996
--------                 -------------      -------     -----------------     ---------------     --------------
Country Hills Plaza      First                9.000    $   24,742    07/04      $           -     $    2,255,102
                         Discount (b)                                                       -           (411,154)
                                                                                 ------------      -------------
                                                                                            -          1,843,948
                                                                                 ------------      -------------

Embarcadero Club         First                7.875        57,280    12/23          7,594,425          7,680,034
                                                                                 ------------      -------------

Midvale Plaza            First                9.500        20,589    09/06                  -          1,566,962
                         Discount (b)                                                       -           (268,881)
                                                                                 ------------      -------------
                                                                                            -          1,298,081
                                                                                 ------------      -------------

                           Mortgage         Annual           Monthly
                             Lien          Interest         Payments/                  December 31,
Property                 Position (a)       Rates %     Maturity Date (d)          1997                1996
--------                 -------------      -------     -----------------     ---------------     --------------
Redwood Plaza            First                9.875       $14,660    06/06      $   1,009,255     $    1,081,583
                         Discount (b)                                                (145,251)          (168,601)
                                                                                 ------------      -------------
                                                                                      864,004            912,982
                                                                                 ------------      -------------

Tanglewood Village       First                6.750        20,176    11/18          2,704,333          2,761,777
                                                                                 ------------      -------------

Thunder Hollow (c)       First                8.150        82,131    07/03 (d)      9,526,308          9,726,634
                         Discount (b)                                                (185,799)          (212,702)
                                                                                 ------------      -------------
                                                                                    9,340,509          9,513,932
                                                                                 ------------      -------------

Windrock                 First                9.440        28,859    04/02 (d)      3,387,741          3,412,935
                                                                                 ------------      -------------

                                                                                $  23,891,012     $   27,423,689
                                                                                 ============      =============

(a)    The debt is non-recourse to the Partnership.

(b) The discount on the Thunder Hollow mortgage note is based on an effective interest rate of 8.62%. All other discounts are based on effective interest rates ranging from 12% to 14.4%.

(c) Financing was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The mortgage note may not be prepaid in whole or part before July 1998. Any prepayments made during the sixth or seventh loan years are subject to a Yield Maintenance premium, as defined.

(d)    Balloon payments on the mortgage notes are due as follows:

              Property                 Balloon Payment        Date
              --------                 ---------------        ----

              Windrock                 $  3,249,832           04/02
              Thunder Hollow              8,080,794           07/03

Scheduled principal maturities of the mortgage notes under existing agreements, before consideration of discounts of $331,050, are as follows:

      1998 ......................       $     478,695
      1999 ......................             519,886
      2000 ......................             564,669
      2001.......................             613,361
      2002.......................           3,885,549
      Thereafter ................          18,159,902
                                          ------------
                                         $ 24,222,062
                                          ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the Partnership's mortgage notes payable was approximately $24,889,000 and $27,340,000 at December 31, 1997 and 1996, respectively.

NOTE 6 - SALES OF REAL ESTATE
-----------------------------

On April 8, 1997, the Partnership sold Country Hills Plaza to an unaffiliated purchaser for a cash sales price of $6,610,000. Cash proceeds from the sale, as well as the gain on sale are detailed below.

                                                                    Gain on Sale             Cash Proceeds
                                                                  ----------------          ---------------

     Cash sales price.......................................       $     6,610,000          $    6,610,000

     Selling costs..........................................              (185,304)               (185,304)
     Mortgage discount written off..........................              (397,561)
     Straight-line rent receivables written off.............               (26,828)
     Basis of real estate sold..............................            (3,791,948)
                                                                    --------------

     Gain on sale of real estate............................       $     2,208,359
                                                                    ==============           -------------

     Proceeds from sale of real estate......................                                     6,424,696
     Retirement of mortgage note payable....................                                    (2,231,440)
                                                                                             -------------

     Net cash proceeds......................................                                $    4,193,256
                                                                                             =============

On September 24, 1997, the Partnership sold Midvale Plaza to an unaffiliated purchaser for a cash sales price of $3,500,000. Cash proceeds from the sale, as well as the gain on sale are detailed below.

                                                                     Gain on Sale             Cash Proceeds
                                                                   ----------------          --------------

     Cash sales price.......................................       $     3,500,000           $   3,500,000

     Selling costs..........................................               (56,100)                (56,100)
     Mortgage discount written off..........................              (241,778)
     Straight-line rent receivables written off.............               (85,197)
     Prepaid leasing commission written off.................               (14,338)
     Basis of real estate sold..............................            (2,229,191)
                                                                    --------------

     Gain on sale of real estate............................       $       873,396
                                                                    ==============           -------------

     Proceeds from sale of real estate......................                                     3,443,900
     Retirement of mortgage note payable....................                                    (1,490,930)
                                                                                             -------------

     Net cash proceeds......................................                                $    1,952,970
                                                                                             =============


NOTE 7 - REFINANCING OF MORTGAGE NOTE PAYABLE
---------------------------------------------

On March 13, 1995, the Partnership refinanced the Windrock mortgage note. The new mortgage note, in the amount of $3,450,000, bears interest at 9.44% per annum, and requires monthly principal and interest payments of $28,859. The maturity date of the new mortgage note is April 1, 2002. Cash proceeds from the refinancing transaction shown below:

       New loan proceeds ..........................    $  3,450,000
       Existing first lien retired ................      (1,894,233)
       Existing second lien retired ...............        (440,000)
                                                        -----------

       Cash proceeds from refinancing .............    $  1,115,767
                                                        ===========

The Partnership incurred $107,525 of deferred borrowing costs related to the refinancing of the Windrock mortgage note. The Partnership was also required to use $184,172 of the refinancing proceeds to fund various escrow accounts for the payment of property taxes, hazard insurance and capital improvements.

NOTE 8 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On July 18, 1997, a fire caused $49,498 of damage to two units of Embarcadero Club Apartments. Subsequent to year end, the Partnership received $39,498 of insurance reimbursements to cover the repair and restoration costs to Embarcadero Club Apartments. The excess of the insurance reimbursements received over the basis of the property damaged was recorded as a $17,998 deferred gain on involuntary conversion on the Partnership's December 31, 1997 Balance Sheet. The gain on involuntary conversion will be recognized in 1998, the period in which the Partnership received the insurance proceeds.

On November 14, 1997, a fire caused $496,981 of damage to eight units of Thunder Hollow Apartments. The Partnership expects to receive approximately $487,000 of insurance reimbursements to cover the repair and restoration costs to Thunder Hollow Apartments. The excess of the expected insurance reimbursements to be received over the basis of the property damaged was recorded as a $328,116 deferred gain on involuntary conversion on the Partnership's December 31, 1997 Balance Sheet. The gain on involuntary conversion will be recognized when the insurance reimbursements are received.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                                                                                        Costs
                                                       Initial Cost (b)           Cumulative         Capitalized
                            Related (b)                       Buildings and     Write-down for       Subsequent
Description               Encumbrances           Land         Improvements      Impairment (d)     To Acquisition
-----------               ----------------  ---------------   ---------------   ---------------  ----------------
APARTMENTS:
Embarcadero Club
   College Park, GA       $     7,594,425   $     1,216,712   $    10,081,573    $           -    $    2,470,988

Tanglewood Village
   Carson City, NV              2,704,333           705,859         4,004,394                -         1,127,231

Thunder Hollow
   Bensalem
     Township, PA               9,340,509         1,837,539        10,412,721                -         2,332,072

Windrock
   El Paso, TX                  3,387,741           903,718         4,490,001          (97,632)        1,398,810
                           --------------    --------------    --------------     ------------     -------------

                          $    23,027,008   $     4,663,828   $    28,988,689    $     (97,632)   $    7,329,101
                           ==============    ==============    ==============     ============     =============

ASSET HELD FOR SALE (c):

Redwood Plaza
   Salt Lake City, UT     $      864,004
                           =============


(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) The asset held for sale is carried at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "held for sale." Depreciation ceases at the time the asset is placed on the market for sale.

(d) The carrying value of Windrock Apartments was written down by $97,632 for impairment in 1991.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997


                                            Gross Amount at
                                     Which Carried at Close of Period                    Accumulated
                                                 Buildings and                           Depreciation
Description                      Land            Improvements          Total (a)       and Amortization
-----------                      ----            -------------         --------        ----------------
APARTMENTS:
Embarcadero Club
   College Park, GA           $    1,216,712     $   12,552,561   $     13,769,273   $    (7,378,627)

Tanglewood Village
   Carson City, NV                   705,859          5,131,625          5,837,484        (2,682,535)

Thunder Hollow
   Bensalem
     Township, PA                  1,837,539         12,744,793         14,582,332        (7,314,921)

Windrock
   El Paso, TX                       903,718          5,791,179          6,694,897        (3,256,713)
                               -------------      -------------    ---------------    --------------

                              $    4,663,828     $   36,220,158   $     40,883,986   $   (20,632,796)
                               =============      =============    ===============    ==============

ASSET HELD FOR SALE (c):

Redwood Plaza
   Salt Lake City, UT                                             $      1,932,910
                                                                   ===============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of the real estate investments and the asset held for sale for Federal income tax purposes was $42,040,592 and accumulated depreciation was $24,271,001 at December 31, 1997.

(c) The asset held for sale is carried at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "held for sale." Depreciation ceases at the time the asset is placed on the market for sale.

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------

APARTMENTS:
Embarcadero Club
   College Park, GA             1970/74                     09/84                   5-25

Tanglewood Village
   Carson City, NV              1979                        06/86                   5-25

Thunder Hollow
   Bensalem
     Township, PA               1973                        11/84                   5-25

Windrock
   El Paso, TX                  1971                        10/84                   5-25

ASSET HELD FOR SALE (c):

Redwood Plaza
   Salt Lake City, UT           1976                        06/84


(c) The asset held for sale is carried at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "held for sale." Depreciation ceases at the time the asset is placed on the market for sale.


                    See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization



A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   --------------     --------------    ---------------
Real estate investments:
Balance at beginning of year...............        $   40,608,707     $   52,787,046    $    51,070,722

Improvements...............................               656,932            771,475          1,743,497

Replacements...............................              (381,653)                 -            (27,173)

Reclassification of assets held
   for sale................................                     -        (12,949,814)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   40,883,986     $   40,608,707    $    52,787,046
                                                    =============      =============     ==============



Accumulated depreciation and amortization:

Balance at beginning of year...............        $   18,951,741     $   21,836,162    $    19,674,640

Depreciation and amortization..............             1,882,343          2,185,099          2,171,607

Replacements...............................              (201,288)                 -            (10,085)

Reclassification of assets held
   for sale................................                     -         (5,069,520)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   20,632,796     $   18,951,741    $    21,836,162
                                                    =============      =============     ==============



Assets held for sale:

Balance at beginning of year...............        $    7,942,855     $            -    $             -

Reclassification of assets held
    for sale...............................                     -          7,880,294                  -

Improvements...............................                11,194             62,561                  -

Sale of assets held for sale...............            (6,021,139)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    1,932,910     $    7,942,855    $             -
                                                    =============      =============     ==============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real   estate   acquisitions,   mortgage
                                        financing  and real estate  syndications
                                        since  1960.   From  1986  until  active
                                        operations    of   McREMI   and   McNeil
                                        Partners,  L.P.  began in February 1991,
                                        Mr. McNeil was a private  investor.  Mr.
                                        McNeil   has  been  a   member   of  the
                                        International  Board of Directors of the
                                        Salk Institute,  which promotes research
                                        in improvements in health care.

Carole J. McNeil               54       Mrs.   McNeil    is   Co-Chairman,  with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate agent and analyst with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs.   McNeil   established  the  Escrow
                                        Training  Company,   California's  first
                                        accredited  commercial  training program
                                        for title  company  escrow  officers and
                                        real  estate  agents   needing   college
                                        credits   to   qualify   for   brokerage
                                        licenses.  She  began in real  estate as
                                        Manager and Marketing  Director of Title
                                        Insurance and Trust in Marin County, CA.
                                        Mrs. McNeil serves on the  International
                                        Board   of   Directors   of   the   Salk
                                        Institute.


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

      High River Limited Partnership, 100 S. Bedford Road, Mount Kisco, New York, 10549, which owns 10,631 (12.3%) of the Partnership's Units as of January 31, 1998.

(B) Security ownership of management.

      As of January 31, 1998, the General  Partner and its affiliates own 872 of
      the  Partnership's   Units,  which  is  approximately  1%  of  the  86,534
      outstanding Units.

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

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution, in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1997, the Partnership accrued MID in the amount of $564,834.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership accrued $698,963 of property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  ------------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

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

           3.3                              Amendment  No. 2 to the Amended  and
                                            Restated  Partnership  Agreement  of
                                            McNeil Real  Estate Fund XIV,  Ltd.,
                                            dated March 8, 1994. (5)

           10.1                             Security  Deed Note, dated  November
                                            16,   1988,   between    Embarcadero
                                            Associates  and American  Mortgages,
                                            Inc. (1)

           10.2                             Property Management Agreement, dated
                                            September 12, 1991,  between  McNeil
                                            Real  Estate  Fund  XIV,   Ltd.  and
                                            McNeil Real Estate Management,  Inc.
                                            (3)

           10.3                             Property Management Agreement, dated
                                            September    12,    1991,    between
                                            Embarcadero  Associates  and  McNeil
                                            Real Estate Management, Inc. (3)


            Exhibit
            Number                          Description
            -------                         -----------
           10.4                             Property Management Agreement, dated
                                            September    12,    1991,    between
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
                                            (3)

            Exhibit
            Number                          Description
            -------                         -----------


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

           10.15                            Loan Agreement dated  June  24, 1993
                                            between  Lexington  Mortgage Company
                                            and  McNeil  Real  Estate  Fund XIV,
                                            Ltd., et. al. (4)

           10.16                            Master   Property  Management Agree-
                                            ment,  dated  as of June  24,  1993,
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

           10.18                            Property  Management Agreement dated
                                            February  2, 1995  between  Windrock
                                            Fund  XIV,   L.P.  and  McNeil  Real
                                            Estate Management, Inc. (6)

           10.19                            Promissory Note, dated May 22, 1976,
                                            between  Price  Rentals,   Inc.  and
                                            Aetna Life Insurance Company. (6)

           10.22                            Deed of Trust Note,  dated   October
                                            1, 1993, between Tanglewood Fund XIV
                                            Associates  Limited  Partnership and
                                            Love Funding Corporation. (6)

           11.                              Statement  regarding  computation of
                                            Net  Income   (Loss)   per   Limited
                                            Partnership  Unit (see Item 8 - Note
                                            1 -  "Organization  and  Summary  of
                                            Significant Accounting Policies").

           Exhibit
           Number                          Description
           --------                        -----------
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

                                                                                                 Names Under
                                                                         Jurisdiction of         Which It Is
                                            Name of Subsidiary            Incorporation        Doing Business
                                            ------------------           ---------------       --------------
                                            Embarcadero Associates           Georgia                None

                                            Tanglewood Fund XIV
                                               Associates, L.P.              Nevada                 None

                                            Thunder Hollow Fund XIV
                                               Limited Partnership           Delaware               None

                                            Windrock Fund XIV, L.P.          Texas                  None


           27.                              Financial Data Schedule for the year
                                            ended December 31, 1997.

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

(B) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended December 31, 1997.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                McNEIL REAL ESTATE FUND XIV, LTD.


                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner


March 30, 1998                       By:  /s/  Robert A. McNeil
--------------                            --------------------------------------
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



March 30, 1998                       By:  /s/  Ron K. Taylor
--------------                            --------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                           Investors, Inc.
                                          (Principal Financial Officer)




March 30, 1998                       By:  /s/  Brandon K. Flaming
--------------                            --------------------------------------
Date                                      Brandon K. Flaming
                                          Vice President of McNeil
                                            Investors, Inc.
                                          (Principal Accounting Officer)