Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XIV LTD
filed 1998-05-14
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


      For the quarterly period ended         March 31, 1998
                                      ------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1998                1997
                                                                       ---------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,663,828     $     4,663,828
   Buildings and improvements...............................                36,539,126          36,220,158
                                                                        --------------      --------------
                                                                            41,202,954          40,883,986
   Less:  Accumulated depreciation..........................               (21,089,387)        (20,632,796)
                                                                        --------------      --------------
                                                                            20,113,567          20,251,190

Asset held for sale, net....................................                 1,935,110           1,932,910

Cash and cash equivalents...................................                 1,225,152           1,292,615
Cash segregated for security deposits.......................                   461,202             431,148
Accounts receivable.........................................                   366,236             663,087
Prepaid expenses and other assets...........................                   138,381             141,281
Escrow deposits.............................................                   718,986             664,294
Deferred borrowing costs, net of accumulated
   amortization of $465,827 and $441,912 at
   March 31, 1998, and December 31, 1997,
   respectively.............................................                   925,165             949,080
                                                                        --------------      --------------

                                                                       $    25,883,799     $    26,325,605
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    23,787,578     $    23,891,012
Accounts payable............................................                    68,367              69,128
Accrued interest............................................                   163,966             164,766
Accrued property taxes......................................                   138,474             101,200
Other accrued expenses......................................                    57,052              73,912
Payable to affiliates - General Partner.....................                   405,830             211,757
Deferred gain on involuntary conversion.....................                   156,839             346,114
Security deposits and deferred rental revenue...............                   383,189             368,672
                                                                        --------------      --------------
                                                                            25,161,295          25,226,561
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited  partners - 100,000  limited  partnership  units
     authorized;  86,534 limited partnership units out-
     standing at March 31, 1998 and December 31, 1997.......                 1,525,468           1,763,445
   General Partner..........................................                  (802,964)           (664,401)
                                                                        --------------      --------------
                                                                               722,504           1,099,044
                                                                        --------------      --------------

                                                                       $    25,883,799     $    26,325,605
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            1998                 1997
                                                                       ---------------     ---------------
Revenue:
   Rental revenue...........................................           $     2,159,956     $     2,426,731
   Interest.................................................                    19,659              38,154
   Gains on involuntary conversions.........................                   189,275                   -
                                                                        --------------      --------------
     Total revenues.........................................                 2,368,890           2,464,885
                                                                        --------------      --------------

Expenses:
   Interest.................................................                   542,987             662,123
   Depreciation and amortization............................                   456,591             468,657
   Property taxes...........................................                   161,547             193,176
   Personnel expenses.......................................                   256,194             276,946
   Utilities................................................                   120,653             126,096
   Repair and maintenance...................................                   196,572             246,970
   Property management fees - affiliates....................                   104,978             117,357
   Other property operating expenses........................                   121,430             136,727
   General and administrative...............................                    90,277              31,051
   General and administrative - affiliates..................                    52,995              61,151
                                                                        --------------      --------------
     Total expenses.........................................                 2,104,224           2,320,254
                                                                        --------------      --------------

Net income..................................................           $       264,666     $       144,631
                                                                        ==============      ==============

Net income allocated to limited partners....................           $       262,019     $             -
Net income allocated to General Partner.....................                     2,647             144,631
                                                                        --------------      --------------

Net income..................................................           $       264,666     $       144,631
                                                                        ==============      ==============

Net income per limited partnership unit.....................           $          3.03     $             -
                                                                        ==============      ==============

Distributions per limited partnership unit..................           $          5.78     $             -
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997


                                                                                                     Total
                                                                                                   Partners'
                                                    General                 Limited                 Equity
                                                    Partner                 Partners               (Deficit)
                                                 ---------------         --------------        ---------------
Balance at December 31, 1996..............       $   (3,166,815)         $    7,648,141        $    4,481,326

Net income................................              144,631                       -               144,631

Management Incentive Distribution.........             (158,023)                      -              (158,023)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $   (3,180,207)         $    7,648,141        $    4,467,934
                                                  =============           =============         =============


Balance at December 31, 1997..............       $     (664,401)         $    1,763,445        $    1,099,044

Net income................................                2,647                 262,019               264,666

Management Incentive Distribution.........             (141,210)                      -              (141,210)

Distributions to limited partners.........                    -                (499,996)             (499,996)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $     (802,964)         $    1,525,468        $      722,504
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                Three Months Ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                            1998                 1997
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     2,145,009     $     2,325,641
   Cash paid to suppliers...................................                  (829,799)           (863,006)
   Cash paid to affiliates..................................                  (105,110)           (163,100)
   Interest received........................................                    19,659              38,154
   Interest paid............................................                  (507,309)           (604,127)
   Property taxes paid and escrowed.........................                  (146,432)           (141,301)
                                                                        --------------      --------------
Net cash provided by operating activities...................                   576,018             592,261
                                                                        --------------      --------------

Cash flows from investing activities:
   Insurance proceeds from  involuntary conversions.........                   293,680                   -
   Additions to real estate investments.....................                  (321,168)            (96,585)
                                                                        --------------      --------------
Net cash used in investing activities.......................                   (27,488)            (96,585)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes payable.............                  (115,997)           (155,228)
   Management Incentive Distribution paid...................                         -            (956,456)
   Distributions to limited partners........................                  (499,996)                  -
                                                                        --------------      --------------
Net cash used in financing activities.......................                  (615,993)         (1,111,684)
                                                                        --------------      --------------

Net decrease in cash and cash equivalents...................                   (67,463)           (616,008)

Cash and cash equivalents at beginning of
   period...................................................                 1,292,615           1,903,902
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $     1,225,152     $     1,287,894
                                                                        ==============      ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                             1998                1997
                                                                       ---------------     ---------------
Net income..................................................           $       264,666     $       144,631
                                                                        --------------      --------------

Adjustments to reconcile net income to net cash provided
   by operating  activities:
   Depreciation and amortization............................                   456,591             468,657
   Amortization of deferred borrowing costs.................                    23,915              23,914
   Amortization of discounts on mortgage
     notes payable..........................................                    12,563              35,192
   Gains on involuntary conversions.........................                  (189,275)                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                   (30,054)            (28,687)
     Accounts receivable....................................                     3,171             (76,029)
     Prepaid expenses and other assets......................                     2,900              13,253
     Escrow deposits........................................                   (54,692)            (46,530)
     Accounts payable.......................................                      (761)            (33,529)
     Accrued interest.......................................                      (800)             (1,110)
     Accrued property taxes.................................                    37,274              90,263
     Other accrued expenses.................................                   (16,860)            (22,798)
     Payable to affiliates - General Partner................                    52,863              15,408
     Security deposits and deferred rental revenue..........                    14,517               9,626
                                                                        --------------      --------------
       Total adjustments....................................                   311,352             447,630
                                                                        --------------      --------------

Net cash provided by operating activities...................           $       576,018     $       592,261
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

                                 March 31, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XIV, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.


NOTE 3.
-------

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may also choose to provide leasing services for the Partnership's commercial property, in which case McREMI will receive property management fees from the commercial property equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                            1998                 1997
                                                                       ---------------     ---------------
     Property management fees - affiliates..................           $       104,978     $       117,357
     Charged to general and administrative - affiliates:
       Partnership administration...........................                    52,995              61,151
                                                                        --------------      --------------

                                                                       $       157,973     $       178,508
                                                                        ==============      ==============

     Charged to General Partner's deficit:
       Management Incentive Distribution....................           $       141,210     $       158,023
                                                                        ==============      ==============

NOTE 4.
-------

On July 18, 1997, a fire caused $49,498 of damage to two units of Embarcadero Club Apartments. In February 1998, the Partnership received $39,498 of insurance reimbursements to cover the repair and restorations costs to Embarcadero Club Apartments. The excess of the insurance proceeds received over the basis of the property damaged was recorded as a $17,998 deferred gain on involuntary conversion on the Partnership's December 31, 1997 Balance Sheet. The $17,998 gain on involuntary conversion was recognized in the first quarter of 1998 when the Partnership received the insurance proceeds.

On November 14, 1997, a fire caused approximately $497,000 of damage to eight units of Thunder Hollow Apartments. The Partnership expects to receive a total of approximately $487,000 of insurance reimbursements to cover the repair and restoration costs at Thunder Hollow Apartments. The Partnership received $254,182 of insurance reimbursement in January 1998. The excess of the expected insurance reimbursements over the basis of the property damaged was recorded as a $328,116 deferred gain on involuntary conversion on the Partnership's December 31, 1997 Balance Sheet. As a result of the $254,182 payment received in January 1998, $171,277 of the deferred gain was recognized in the first quarter of 1998. The remaining deferred gain of $156,839 will be recognized when the Partnership receives the rest of the insurance reimbursements from its insurance carrier.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

The  Partnership  was formed to  acquire,  operate and  ultimately  dispose of a
portfolio  of  income-producing   real  properties.   At  March  31,  1998,  the
Partnership owned four apartment properties and one retail shopping center.
All of the Partnership's properties are subject to mortgage notes.

On October 1, 1996, the Partnership placed its three commercial properties, County Hills Plaza, Midvale Plaza and Redwood Plaza, on the market for sale. The Partnership sold Country Hills Plaza and Midvale Plaza on April 8, 1997 and September 24, 1997, respectively. The Partnership distributed the net proceeds from the sale of these two properties to the limited partners in 1997. Redwood Plaza, the Partnership's sole remaining commercial property, remains on the market for sale.

RESULTS OF OPERATIONS
---------------------

The Partnership reported net income of $264,666 for the first quarter of 1998, a $120,035 increase from the $144,631 of net income reported for the first quarter of 1997. However, net income for 1997 would have been approximately $3,807 if the rental revenues and expenses pertaining to Country Hills Plaza and Midvale Plaza had been excluded.

Revenues:

Rental revenue for the first quarter of 1998 decreased $266,775 from rental revenue earned for the first quarter of 1997. However, rental revenue for the first quarter of 1997 includes revenue pertaining to Country Hills Plaza and Redwood Plaza. Excluding these revenues, Partnership rental revenue actually increased $95,906 or 4.7% for the first quarter of 1998 as compared to the first quarter of 1997.

Increases in rental and occupancy rates at Embarcadero Club Apartments and Thunder Hollow Apartments increased rental revenues at the two properties 6.6% and 6.5%, respectively. Rental rates were unchanged at Windrock Apartments, but improved occupancy rates increased rental revenue 5.6%. Rental revenue decreased 5.2% at Tanglewood Village Apartments due to increased vacancy and other rental losses. Rental revenue decreased 2.6% at Redwood Plaza because of a decrease in reimbursements from tenants for common area expenses.

The Partnership recognized gains of $17,998 and $171,277 relating to fires at Embarcadero Club Apartments and Thunder Hollow Apartments, respectively. The gains are the result of insurance proceeds received in excess of the basis of the property damaged by the fires. The Partnership will recognize an additional gain of $156,839 relating to the Thunder Hollow fire when the Partnership receives additional insurance reimbursements from its insurance carrier. No such gains were recognized during the first quarter of 1997.

Interest revenue decreased 48% for the first quarter of 1998 as compared to the first quarter of 1997 because of decreased balances of Partnership cash reserves invested in interest-bearing accounts.

Expenses:

Partnership expenses for the first quarter of 1998 decreased $216,030 or 9.3% from expenses incurred for the first quarter of 1997. Expenses incurred for the first quarter of 1997 include expenses pertaining to Country Hills Plaza and Redwood Plaza. Excluding these expenses, Partnership expenses increased $4,869 or 0.2%. Excluding expenses related to Country Hills Plaza and Midvale Plaza, most categories of expense decreased, especially repair and maintenance expenses. The decreases were offset by an increase in general and administrative expenses.

Excluding the effects of Country Hills Plaza and Midvale Plaza, repair and maintenance expenses decreased $33,292 or 14.5% for the first quarter of 1998 as compared to the first quarter of 1997. Approximately 28% of the decrease was due to decreased cleaning and decorating expenses at Embarcadero Club Apartments. The Partnership also reported decreased expenses for appliance replacements at Thunder Hollow Apartments.

General and administrative expenses increased $59,226 to $90,277 for the first quarter of 1998 as compared to the first quarter of 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations decreased $16,243 or 2.7% for the first quarter of 1998 as compared to the first quarter of 1997. Operating cash flow from the Partnership's remaining properties increased almost enough to offset the loss of operating cash flow due to the 1997 sales of Redwood Plaza and Midvale Plaza.

The Partnership invested $321,168 in capital improvements during the first quarter of 1998. Most of the capital improvements related to restoration work at Thunder Hollow Apartments as a result of the November 14, 1997 fire that destroyed eight units at the property. Insurance received or anticipated are expected to cover all restoration costs except a $10,000 deductible. Besides the restoration work at Thunder Hollow Apartments, the Partnership has budgeted a total of $625,000 of capital improvements to be completed during 1998.

The Partnership has not yet made any MID payments to the General Partner during 1998. On March 30, 1998, the Partnership distributed $499,996 ($5.78 per limited partnership unit) to the limited partners. The distribution was funded from cash reserves of the Partnership.

Short-term liquidity:

The Partnership expended considerable resources over the past several years to restore its properties to good operating condition. These expenditures were necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the three years enabled the Partnership to increase its rental revenues and reduce its repair and maintenance costs. For 1998, the Partnership has budgeted $625,000 of capital improvements to its real estate investments. The $625,000 budget does not include restoration work related to the fire damage at Thunder Hollow Apartments discussed above.
Budgeted capital improvements for 1998 will be funded from property operations.

At March 31, 1998, the Partnership held cash and cash equivalents of $1,225,152. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner resumed MID payments during 1996, and anticipates additional MID payments will be made in 1998 if the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes.

The Partnership's remaining commercial property, Redwood Plaza, is on the market for sale. Although the General Partner expects to successfully sell Redwood Plaza, there is no guarantee that the Partnership will be able to conclude a sale of Redwood Plaza for an amount sufficient to retire the related mortgage note and provide cash proceeds to the Partnership. The Partnership anticipates that proceeds from the sale of Redwood Plaza, after repayment of the related mortgage note, will be distributed to the limited partners.

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the quarters ended March 31, 1998 and 1997, net income of $2,647 and $144,631, respectively, was allocated to the General Partner. For the quarter ended March 31, 1998, net income of $262,019 was allocated to the limited partners. No income was allocated to the limited partners for the quarter ended March 31, 1997.

In 1997 the Partnership distributed $6,146,222 to the limited partners. On March 30, 1998, the Partnership distributed an additional $499,996 to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners.

The Partnership paid $1,774,877 of MID to the General Partner during 1997. No MID has yet been paid in 1998. The Partnership anticipates making MID payments during 1998 if the Partnership's properties continue to perform as projected.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)         Exhibits.

            Exhibit
            Number               Description
            -------              -----------

            4.                   Amended  and   Restated   Limited   Partnership
                                 Agreement dated September 20, 1991. (1)

            11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 86,534 limited partnership units outstanding in 1998 and 1997.

            27.                  Financial  Data  Schedule for the quarter ended
                                 March 31, 1998.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND XIV, Ltd.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner





May 14, 1998                         By:  /s/  Ron K. Taylor
------------                             ---------------------------------------

Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                           Investors, Inc.
                                          (Principal Financial Officer)




May 14, 1998                         By:  /s/  Brandon K. Flaming
------------                             ---------------------------------------
Date                                      Brandon K. Flaming
                                          Vice President of McNeil
                                           Investors, Inc.
                                          (Principal Accounting Officer)