Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XIV LTD
filed 1998-08-14
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended        June 30, 1998
                                     -------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                             June 30,      December 31,
                                                                               1998            1997
                                                                           ------------    ------------
ASSETS
------

Real estate investments:
   Land ................................................................   $  4,663,828    $  4,663,828
   Buildings and improvements ..........................................     36,888,803      36,220,158
                                                                           ------------    ------------
                                                                             41,552,631      40,883,986
   Less:  Accumulated depreciation .....................................    (21,557,013)    (20,632,796)
                                                                           ------------    ------------
                                                                             19,995,618      20,251,190

Asset held for sale, net ...............................................      1,987,110       1,932,910

Cash and cash equivalents ..............................................      1,246,909       1,292,615
Cash segregated for security deposits ..................................        393,499         431,148
Accounts receivable ....................................................        372,482         663,087
Prepaid expenses and other assets ......................................        140,014         141,281
Escrow deposits ........................................................        753,380         664,294
Deferred borrowing costs, net of accumulated
   amortization of $489,741 and $441,912 at
   June 30, 1998, and December 31, 1997,
   respectively ........................................................        901,251         949,080
                                                                           ------------    ------------

                                                                           $ 25,790,263    $ 26,325,605
                                                                           ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net ............................................   $ 23,681,727    $ 23,891,012
Accounts payable .......................................................         67,852          69,128
Accrued interest .......................................................        163,149         164,766
Accrued property taxes .................................................        221,021         101,200
Other accrued expenses .................................................         60,747          73,912
Payable to affiliates - General Partner ................................        493,278         211,757
Deferred gain on involuntary conversion ................................        180,386         346,114
Security deposits and deferred rental revenue ..........................        379,876         368,672
                                                                           ------------    ------------
                                                                             25,248,036      25,226,561
                                                                           ------------    ------------

Partners' equity (deficit):
   Limited  partners - 100,000  limited  partnership  units  authorized;
     86,534 limited partnership units outstanding at June 30, 1998 and
     December 31, 1997 .................................................      1,475,741       1,763,445
   General Partner .....................................................       (933,514)       (664,401)
                                                                           ------------    ------------
                                                                                542,227       1,099,044
                                                                           ------------    ------------
                                                                           $ 25,790,263    $ 26,325,605
                                                                           ============    ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended         Six Months Ended
                                           June 30,                    June 30,
                                  --------------------------   -------------------------
                                      1998           1997          1998          1997
                                  -----------    -----------   -----------   -----------

Revenue:
   Rental revenue .............   $ 2,119,480    $ 2,236,551   $ 4,279,436   $ 4,663,282
   Interest ...................        17,282         63,945        36,941       102,099
   Gain on sale of real estate              -      2,208,359             -     2,208,359
   Gain on involuntary conver-
     sions ....................        15,366              -       204,641             -
                                  -----------    -----------   -----------   -----------
     Total revenue ............     2,152,128      4,508,855     4,521,018     6,973,740
                                  -----------    -----------   -----------   -----------

Expenses:
   Interest ...................       541,962        601,749     1,084,949     1,263,872
   Depreciation and
     amortization .............       467,626        468,657       924,217       937,314
   Property taxes .............       161,565        163,053       323,112       356,229
   Personnel expenses .........       214,104        218,827       470,298       495,773
   Utilities ..................       107,863        119,328       228,516       245,424
   Repair and maintenance .....       307,074        312,061       503,646       559,031
   Property management
     fees - affiliates ........       105,153        113,236       210,131       230,593
   Other property operating
     expenses .................       113,045        132,496       234,475       269,223
   General and administrative .       126,538         21,093       216,815        52,144
   General and administrative -
     affiliates ...............        57,428         61,577       110,423       122,728
                                  -----------    -----------   -----------   -----------
     Total expenses ...........     2,202,358      2,212,077     4,306,582     4,532,331
                                  -----------    -----------   -----------   -----------

Net income (loss) .............   $   (50,230)   $ 2,296,778   $   214,436   $ 2,441,409
                                  ===========    ===========   ===========   ===========

Net income (loss) allocated to
   limited partners ...........   $   (49,728)   $         -   $     2,144   $         -
Net income (loss) allocated to
   General Partner ............          (502)     2,296,778       212,292     2,441,409
                                  -----------    -----------   -----------   -----------

Net income (loss) .............   $   (50,230)   $ 2,296,778   $   214,436   $ 2,441,409
                                  ===========    ===========   ===========   ===========

Net income (loss) per limited
   partnership unit ...........   $      (.57)   $         -   $      2.45   $         -
                                  ===========    ===========   ===========   ===========

Distributions per limited
   partnership unit ...........   $         -    $         -   $      5.78   $         -
                                  ===========    ===========   ===========   ===========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997


                                                                                                    Total
                                                                                                  Partners'
                                                     General                 Limited               Equity
                                                     Partner                 Partners             (Deficit)
                                                  --------------          -------------         --------------
Balance at December 31, 1996..............        $  (3,166,815)          $   7,648,141         $   4,481,326

Net income................................            2,441,409                       -             2,441,409

Management Incentive Distribution.........             (316,051)                      -              (316,051)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................        $  (1,041,457)          $   7,648,141         $   6,606,684
                                                  =============           =============         =============


Balance at December 31, 1997..............        $    (664,401)          $   1,763,445         $   1,099,044

Net income................................                2,144                 212,292               214,436

Management Incentive Distribution.........             (271,257)                      -              (271,257)

Distributions to limited partners.........                    -                (499,996)             (499,996)
                                                  -------------           -------------         -------------

Balance at June 30, 1998..................        $    (933,514)          $   1,475,741         $     542,227
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                               Six Months Ended
                                                                    June 30,
                                                          ---------------------------
                                                              1998           1997
                                                          ------------   ------------
Cash flows from operating activities:
   Cash received from tenants .........................   $ 4,340,548    $ 4,588,033
   Cash paid to suppliers .............................    (1,656,631)    (1,661,084)
   Cash paid to affiliates ............................      (310,290)      (382,710)
   Interest received ..................................        36,941        102,099
   Interest paid ......................................    (1,013,611)    (1,178,054)
   Property taxes paid and escrowed ...................      (292,339)      (308,466)
                                                           ----------    -----------
Net cash provided by operating activities .............     1,104,618      1,159,818
                                                           ----------    -----------

Cash flows from investing activities:
   Insurance proceeds from involuntary conversions.....       306,928              -
   Proceeds from sale of real estate ..................             -      6,424,696
   Additions to real estate investments ...............      (722,845)      (210,585)
                                                          -----------    -----------
Net cash provided by (used in) investing activities....      (415,917)     6,214,111
                                                          -----------    -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable .......      (234,411)      (289,609)
   Retirement of mortgage note payable ................             -     (2,231,440)
   Management Incentive Distribution paid .............             -     (1,613,095)
   Distributions to limited partners ..................      (499,996)             -
                                                          -----------    -----------
Net cash used in financing activities .................      (734,407)    (4,134,144)
                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents...       (45,706)     3,239,785

Cash and cash equivalents at beginning of
   period .............................................     1,292,615      1,903,902
                                                          -----------    -----------

Cash and cash equivalents at end of period ............   $ 1,246,909    $ 5,143,687
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                Six Months Ended
                                                                    June 30,
                                                           --------------------------
                                                               1998          1997
                                                           -----------    -----------
Net income .............................................   $   214,436    $ 2,441,409
                                                           -----------    -----------

Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization .......................       924,217        937,314
   Amortization of deferred borrowing costs ............        47,829         47,828
   Amortization of discounts on mortgage
     notes payable .....................................        25,126         56,788
   Gain on involuntary conversions .....................      (204,641)             -
   Gain on sale of real estate .........................             -     (2,208,359)
   Changes in assets and liabilities:
     Cash segregated for security deposits .............        37,649        (17,338)
     Accounts receivable ...............................        22,590        (54,024)
     Prepaid expenses and other assets .................         1,267         19,872
     Escrow deposits ...................................       (89,086)      (109,956)
     Accounts payable ..................................        (1,276)       (34,115)
     Accrued interest ..................................        (1,617)       (18,798)
     Accrued property taxes ............................       119,821        145,998
     Other accrued expenses ............................       (13,165)       (19,553)
     Payable to affiliates - General Partner ...........        10,264        (29,389)
     Security deposits and deferred rental revenue .....        11,204          2,141
                                                           -----------    -----------
       Total adjustments ...............................       890,182     (1,281,591)
                                                           -----------    -----------

Net cash provided by operating activities ..............   $ 1,104,618    $ 1,159,818
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

                                  June 30, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                       Six Months Ended
                                                           June 30,
                                                      -------------------
                                                        1998       1997
                                                      --------   --------

Property management fees - affiliates .............   $210,131   $230,593
Charged to general and administrative - affiliates:
  Partnership administration ......................    110,423    122,728
                                                      --------   --------

                                                      $320,554   $353,321
                                                      ========   ========

Charged to General Partner's deficit:
  Management Incentive Distribution ...............   $271,257   $316,051
                                                      ========   ========

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

On November 14, 1997, a fire caused approximately $535,000 of damage to eight units of Thunder Hollow Apartments. The Partnership expects to receive a total of approximately $525,000 of insurance reimbursements to cover the repair and restoration costs at Thunder Hollow Apartments. As of June 30, 1998, the Partnership had received $267,430 of insurance reimbursements. The excess of the expected insurance reimbursements over the basis of the property damaged was recorded as a deferred gain on involuntary conversion on the Partnership's December 31, 1997 Balance Sheet. As a result of the insurance payments received so far in 1998, $186,643 of the deferred gain was recognized during the first two quarters of 1998. The remaining deferred gain of $180,386 will be recognized when the Partnership receives the rest of the insurance reimbursements from its insurance carrier.

NOTE 5.
-------

On April 8, 1997, the Partnership sold Country Hills Plaza to an unaffiliated purchaser for a cash sales price of $6,610,000. Cash proceeds from the sale, as well as the gain on sale are detailed below.

                                                                     Gain on Sale          Cash Proceeds
                                                                     --------------        -------------
     Cash sales price.......................................         $   6,610,000          $6,610,000

     Selling costs..........................................              (185,304)           (185,304)
     Mortgage discount written off..........................              (397,561)
     Straight-line rent receivables written off.............               (26,828)
     Basis of real estate sold..............................            (3,791,948)
                                                                     -------------

     Gain on sale of real estate............................         $   2,208,359
                                                                     =============          ----------

     Proceeds from sale of real estate......................                                 6,424,696
     Retirement of mortgage note payable....................                                (2,231,440)
                                                                                            ----------

     Net cash proceeds......................................                                $4,193,256
                                                                                            ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1998, the Partnership owned four apartment properties and one retail shopping center. All of the Partnership's properties are subject to mortgage notes.

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

RESULTS OF OPERATIONS
---------------------

The Partnership reported net income of $214,436 for the six month period ended June 30, 1998. For the three months ended June 30, 1998, the Partnership incurred a loss of $50,230. The Partnership reported net income of $2,441,409 and $2,296,778 for the same periods of 1997. However, reported income for 1998 and 1997 are not comparable because net income for 1997 includes a gain on the sale of Country Hills Plaza, the results from operations at Country Hills until April 8, 1997, and results from operations at Midvale Plaza which was sold on September 24, 1997. Additionally, net income for 1998 includes $204,641 of gains from involuntary conversions. If the effects of the foregoing transactions are eliminated from the analysis, the Partnership reported net income of $10,638 and $61,514 for the six month periods ended June 30, 1998 and 1997, respectively.

Revenues:

Rental revenue decreased 5.2% and 8.2% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. However, after eliminating the effects of rental revenues at Country Hills Plaza and Midvale Plaza, which were sold during 1997, rental revenue at the remainder of the Partnership's properties increased $133,298 or 3.2% for the six month period ended June 30, 1998 as compared to the same period of 1997.

Rental revenue increased at three of the Partnership's four residential properties. Increased rental rates at Embarcadero Club Apartments and Thunder Hollow Apartments led to a 5.7% and 3.9% increase in rental revenue, respectively. Rental revenue at Windrock Apartments increased 5.8% due to a decrease in vacancy and other rental losses. Tanglewood Village Apartments reported a 1.6% decrease in rental revenue. The property reported a small increase in rental rates that was exceeded by an increase in vacancy and other rental losses. The Partnership's sole remaining commercial property, Redwood Plaza, reported rental revenue decreased 9.1%. Rental rates were unchanged at the property, but, expense recoveries from tenants and the occupancy rate both decreased.

The Partnership recognized gains of $17,998 and $186,643 relating to fires at Embarcadero Club Apartments and Thunder Hollow Apartments, respectively. The gains are the result of insurance proceeds received in excess of the basis of the property damaged by the fires. The Partnership will recognize an additional gain of $180,386 relating to the Thunder Hollow fire when the Partnership receives additional insurance reimbursements from its insurance carrier. No such gains were recognized during the first six months of 1997.

Interest revenue decreased 64% for the first six months of 1998 as compared to the first six months of 1997 because of decreased balances of Partnership cash reserves invested in interest-bearing accounts.

Expenses:

Partnership expenses decreased 0.4% and 5.0% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. However, after eliminating the effects of expenses pertaining to Country Hills Plaza and Midvale Plaza, which were sold during 1997, expenses at the remainder of the Partnership's properties increased $119,248 or 2.9% for the six month period ended June 30, 1998 as compared to the same period of 1997. Expenses in all categories were comparable to the year-earlier figures except for general and administrative expenses and general and administrative expenses paid to affiliates.

General and administrative expenses increased $105,445 and $164,671 to $126,538 and $216,815 for the three month and six month periods ended June 30, 1998, respectively, as compared to the same periods of 1997. The increase was attributable to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative expenses paid to affiliates decreased 6.7% and 10.0% for the three month and six month periods ended June 30, 1998, respectively, as compared to the same periods of 1997. The level of administrative reimbursements paid to affiliates is partly a function of the number of properties the Partnership owns. These expenses decreased due to the sale of Country Hills
Plaza and Midvale Plaza during the course of 1997. Costs associated with investor relations services were charged to general and administrative during 1997. Such services, beginning in 1998, are now provided by an affiliate, and the related increase in general and administrative expenses paid to affiliates partially offset the decrease in expenses due to the reduced number of properties under management.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations decreased $55,200 or 4.8% for the first six months of 1998 as compared to the same period of 1997. Increased operating cash flow at the Partnership's remaining properties largely offset the loss of operating cash flow due to the 1997 sales of Country Hills Plaza and Midvale Plaza.

The Partnership invested $722,845 in capital improvements during the first six months of 1998. Most of the capital improvements related to restoration work at Embarcadero Club Apartments and Thunder Hollow Apartments resulting from fire damage at the two properties. Insurance proceeds received and anticipated are expected to cover all restoration costs except a standard deductible. Besides the restoration work at Embarcadero Club Apartments and Thunder Hollow Apartments, the Partnership has budgeted a total of $625,000 of capital improvements to be completed during 1998.

The Partnership has not yet made any MID payments to the General Partner during 1998. On March 30, 1998, the Partnership distributed $499,996 ($5.78 per limited partnership unit) to the limited partners. The distribution was funded from cash reserves of the Partnership.

Short-term liquidity:

The Partnership expended considerable resources over the past several years to restore its properties to good operating condition. These expenditures were necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements enabled the Partnership to increase its rental revenues and reduce its operating costs beyond what would have otherwise been possible. For 1998, the Partnership has budgeted $625,000 of capital improvements to its real estate investments. The $625,000 budget does not include restoration work related to fire damage discussed above. Budgeted capital improvements for 1998 will be funded from property operations.

At June 30, 1998, the Partnership held cash and cash equivalents of $1,246,909. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner resumed MID payments during 1996, and anticipates additional MID payments will be made in 1998 if the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes.

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

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

None of the Partnership's remaining mortgage notes mature before the expected dissolution of the Partnership.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the six months ended June 30, 1998 and 1997, net income of $2,144 and $2,441,409 was allocated to the General Partner, respectively. For the period ended June 30, 1998, net income of $212,292 was allocated to the limited partners. No income was allocated to the limited partners for the six months ended June 30, 1997.

On March 30, 1998, the Partnership distributed $499,996 to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners.

The Partnership has not yet paid MID to the General Partner in 1998. The Partnership anticipates making MID payments during 1998 if the Partnership's properties continue to perform as projected.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

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

            27.                  Financial  Data  Schedule for the quarter ended
                                 June 30, 1998.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XIV, Ltd.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner





August 14, 1998                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 14, 1998                     By: /s/  Brandon K. Flaming
---------------                        -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)