Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XIV LTD
filed 1998-11-16
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended       September 30, 1998
                                     -------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,        December 31,
                                                                             1998                 1997
                                                                         -------------        -------------
ASSETS
------

Real estate investments:
   Land .........................................................        $  4,663,828         $  4,663,828
   Buildings and improvements ...................................          37,065,967           36,220,158
                                                                         ------------         ------------
                                                                           41,729,795           40,883,986
   Less:  Accumulated depreciation ..............................         (22,019,124)         (20,632,796)
                                                                         ------------         ------------
                                                                           19,710,671           20,251,190

Asset held for sale, net ........................................           2,028,131            1,932,910

Cash and cash equivalents .......................................           1,489,430            1,292,615
Cash segregated for security deposits ...........................             382,826              431,148
Accounts receivable .............................................             388,652              663,087
Prepaid expenses and other assets ...............................             136,207              141,281
Escrow deposits .................................................             669,887              664,294
Deferred borrowing costs, net of accumulated
   amortization of $513,656 and $441,912 at
   September 30, 1998, and December 31, 1997,
   respectively .................................................             877,336              949,080
                                                                         ------------         ------------

                                                                         $ 25,683,140         $ 26,325,605
                                                                         ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net .....................................        $ 23,573,408         $ 23,891,012
Accounts payable ................................................              67,351               69,128
Accrued interest ................................................             162,315              164,766
Accrued property taxes ..........................................             114,352              101,200
Other accrued expenses ..........................................              77,298               73,912
Payable to affiliates - General Partner .........................             679,219              211,757
Deferred gain on involuntary conversion .........................             189,154              346,114
Security deposits and deferred rental revenue ...................             394,253              368,672
                                                                         ------------         ------------
                                                                           25,257,350           25,226,561
                                                                         ------------         ------------

Partners' equity (deficit):
   Limited  partners - 100,000  limited  partnership
     units  authorized;  86,534 limited partnership units
     outstanding at September 30, 1998 and
     December 31, 1997 ..........................................           1,491,538            1,763,445
   General Partner ..............................................          (1,065,748)            (664,401)
                                                                         ------------         ------------
                                                                              425,790            1,099,044
                                                                         ------------         ------------

                                                                         $ 25,683,140         $ 26,325,605
                                                                         ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                          September 30,
                                               ------------------------------        ------------------------------
                                                   1998               1997               1998                1997
                                               -----------        -----------        -----------        -----------

Revenue:
   Rental revenue .....................        $ 2,197,752        $ 2,235,232        $ 6,477,188        $ 6,898,514
   Interest ...........................             13,523             65,661             50,464            167,760
   Gain on involuntary
     conversions ......................                 --                 --            204,641                 --
   Gain on sale of real estate ........                 --            873,396                 --          3,081,755
                                               -----------        -----------        -----------        -----------
     Total revenue ....................          2,211,275          3,174,289          6,732,293         10,148,029
                                               -----------        -----------        -----------        -----------

Expenses:
   Interest ...........................            538,488            593,552          1,623,437          1,857,424
   Depreciation .......................            462,111            470,606          1,386,328          1,407,920
   Property taxes .....................            155,885            154,836            478,997            511,065
   Personnel expenses .................            244,210            248,530            714,508            744,303
   Utilities ..........................            123,357            121,549            351,873            366,973
   Repair and maintenance .............            330,106            295,169            833,752            854,200
   Property management
     fees - affiliates ................            109,018            114,687            319,149            345,280
   Other property operating
     expenses .........................            118,600            131,856            353,075            401,079
   General and administrative .........             61,832             24,907            278,647             77,051
   General and administrative -
     affiliates .......................             51,711             58,512            162,134            181,240
                                               -----------        -----------        -----------        -----------
     Total expenses ...................          2,195,318          2,214,204          6,501,900          6,746,535
                                               -----------        -----------        -----------        -----------

Net income ............................        $    15,957        $   960,085        $   230,393        $ 3,401,494
                                               ===========        ===========        ===========        ===========

Net income allocated to
   limited partners ...................        $    15,797        $   334,246        $   228,089        $   334,246
Net income allocated to
   General Partner ....................                160            625,839              2,304          3,067,248
                                               -----------        -----------        -----------        -----------

Net income ............................        $    15,957        $   960,085        $   230,393        $ 3,401,494
                                               ===========        ===========        ===========        ===========

Net income per limited
   partnership unit ...................        $       .19        $      3.86        $      2.64        $      3.86
                                               ===========        ===========        ===========        ===========

Distributions per limited
   partnership unit ...................        $        --        $     46.22        $      5.78        $     46.22
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997


                                                                                             Total
                                                                                           Partners'
                                                   General             Limited              Equity
                                                   Partner             Partners            (Deficit)
                                                 ------------        ------------        -----------
Balance at December 31, 1996 ............        $(3,166,815)        $ 7,648,141         $ 4,481,326

Net income ..............................          3,067,248             334,246           3,401,494

Management Incentive Distribution........           (443,577)                 --            (443,577)

Distributions to limited partners .......                 --          (4,000,002)         (4,000,002)
                                                 -----------         -----------         -----------

Balance at September 30, 1997 ...........        $  (543,144)        $ 3,982,385         $ 3,439,241
                                                 ===========         ===========         ===========


Balance at December 31, 1997 ............        $  (664,401)        $ 1,763,445         $ 1,099,044

Net income ..............................              2,304             228,089             230,393

Management Incentive Distribution .......           (403,651)                 --            (403,651)

Distributions to limited partners .......                 --            (499,996)           (499,996)
                                                 -----------         -----------         -----------

Balance at September 30, 1998 ...........        $(1,065,748)        $ 1,491,538         $   425,790
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                           Nine Months Ended
                                                                              September 30,
                                                                   --------------------------------
                                                                       1998                1997
                                                                   ------------        ------------
Cash flows from operating activities:
   Cash received from tenants .............................        $ 6,555,375         $ 6,900,605
   Cash paid to suppliers .................................         (2,520,022)         (2,457,038)
   Cash paid to affiliates ................................           (417,472)           (556,800)
   Interest received ......................................             50,464             167,760
   Interest paid ..........................................         (1,516,455)         (1,738,869)
   Property taxes paid and escrowed .......................           (466,825)           (475,286)
                                                                   -----------         -----------
Net cash provided by operating activities .................          1,685,065           1,840,372
                                                                   -----------         -----------

Cash flows from investing activities:
   Insurance proceeds from involuntary conversions ........            308,069                  --
   Proceeds from sale of real estate ......................                 --           9,868,594
   Additions to real estate investments ...................           (941,030)           (390,094)
                                                                   -----------         -----------
Net cash provided by (used in) investing activities........           (632,961)          9,478,500
                                                                   -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable ...........           (355,293)           (426,868)
   Retirement of mortgage note payable ....................                 --          (3,722,368)
   Management Incentive Distribution paid .................                 --          (1,774,877)
   Distributions to limited partners ......................           (499,996)         (4,000,002)
                                                                   -----------         -----------
Net cash used in financing activities .....................           (855,289)         (9,924,115)
                                                                   -----------         -----------

Net increase in cash and cash equivalents .................            196,815           1,394,757

Cash and cash equivalents at beginning of
   period .................................................          1,292,615           1,903,902
                                                                   -----------         -----------

Cash and cash equivalents at end of period ................        $ 1,489,430         $ 3,298,659
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                        -------------------------------
                                                                            1998                1997
                                                                        -----------         -----------
Net income .....................................................        $   230,393         $ 3,401,494
                                                                        -----------         -----------

Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation ................................................          1,386,328           1,407,920
   Amortization of deferred borrowing costs ....................             71,744              71,743
   Amortization of discounts on mortgage
     notes payable .............................................             37,689              78,386
   Gain on involuntary conversions .............................           (204,641)                 --
   Gain on sale of real estate .................................                 --          (3,081,755)
   Changes in assets and liabilities:
     Cash segregated for security deposits .....................             48,322              (3,963)
     Accounts receivable .......................................             14,047              25,029
     Prepaid expenses and other assets .........................              5,074              14,149
     Escrow deposits ...........................................             (5,593)             28,098
     Accounts payable ..........................................             (1,777)            (34,524)
     Accrued interest ..........................................             (2,451)            (31,574)
     Accrued property taxes ....................................             13,152              23,872
     Other accrued expenses ....................................              3,386             (15,359)
     Payable to affiliates - General Partner ...................             63,811             (30,280)
     Security deposits and deferred rental revenue .............             25,581             (12,864)
                                                                        -----------         -----------
       Total adjustments .......................................          1,454,672          (1,561,122)
                                                                        -----------         -----------

Net cash provided by operating activities ......................        $ 1,685,065         $ 1,840,372
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

                               September 30, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                     Nine Months Ended
                                                                       September 30,
                                                                ------------------------
                                                                  1998           1997
                                                                --------        --------

Property management fees - affiliates ..................        $319,149        $345,280
Charged to general and administrative - affiliates:
  Partnership administration ...........................         162,134         181,240
                                                                --------        --------

                                                                $481,283        $526,520
                                                                ========        ========

Charged to General Partner's deficit:
  Management Incentive Distribution ....................        $403,651        $443,577
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

On November 14, 1997, a fire caused approximately $544,716 of damage to eight units of Thunder Hollow Apartments. The Partnership expects to receive a total of approximately $534,662 of insurance reimbursements to cover the repair and restoration costs at Thunder Hollow Apartments. As of September 30, 1998, the Partnership had received $268,571 of insurance reimbursements. The excess of the expected insurance reimbursements over the basis of the property damaged was recorded as a deferred gain on involuntary conversion on the Partnership's December 31, 1997 Balance Sheet. In 1998, the Partnership recorded an additional $47,681 of deferred gain to reflect additional expected insurance proceeds. As a result of the insurance payments received so far in 1998, $186,643 of the deferred gain was recognized during the first two quarters of 1998. The remaining deferred gain of $189,154 will be recognized when the Partnership receives the rest of the insurance reimbursements from its insurance carrier.

NOTE 5.
-------

On April 8, 1997, the Partnership sold Country Hills Plaza to an unaffiliated purchaser for a cash sales price of $6,610,000. Cash proceeds from the sale, as well as the gain on sale are detailed below.

                                                     Gain on Sale  Cash Proceeds
                                                     ------------  -------------

Cash sales price ...............................     $ 6,610,000    $ 6,610,000

Selling costs ..................................        (185,304)      (185,304)
Mortgage discount written off ..................        (397,561)
Straight-line rent receivables written off......         (26,828)
Basis of real estate sold ......................      (3,791,948)
                                                     -----------    -----------

Gain on sale of real estate ....................     $ 2,208,359
                                                     ===========

Proceeds from sale of real estate ..............                      6,424,696
Retirement of mortgage note payable ............                     (2,231,440)
                                                                    -----------

Net cash proceeds ..............................                    $ 4,193,256
                                                                    ===========

On September 24, 1997, the Partnership sold Midvale Plaza to an unaffiliated purchaser for a cash sales price of $3,500,000. Cash proceeds from the sale, as well as the gain on sale are detailed below.

                                                     Gain on Sale  Cash Proceeds
                                                     ------------  -------------

Cash sales price ...............................     $ 3,500,000    $ 3,500,000

Selling costs ..................................         (56,100)       (56,100)
Mortgage discount written off ..................        (241,778)
Straight-line rent receivables written off               (85,197)
Prepaid leasing commission written off .........         (14,338)
Basis of real estate sold ......................      (2,229,191)
                                                     -----------    -----------

Gain on sale of real estate ....................     $   873,396
                                                     ===========

Proceeds from sale of real estate ..............                      3,443,900
Retirement of mortgage note payable ............                     (1,490,930)
                                                                    -----------

Net cash proceeds ..............................                    $ 1,952,970
                                                                    ===========

NOTE 6.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1998, the Partnership owned four apartment properties and one retail shopping center. All of the Partnership's properties are subject to mortgage notes.

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

RESULTS OF OPERATIONS
---------------------

The Partnership reported net income of $15,797 and $230,393 for the three month and nine month periods ended September 30, 1998. For the comparable periods of 1997, the Partnership reported net income of $960,085 and $3,401,494. Net income for the three month and nine month periods ended September 30, 1997 includes $873,396 and $3,081,755, respectively, of gains from the sale of Country Hills Plaza on April 8, 1997, and Midvale Plaza on September 24, 1997. Net income for the 1997 periods also includes revenues and expenses from the two properties prior to their respective sale dates. Net income for the nine months ended September 30, 1998 includes $204,641 in gains on involuntary conversions.

Excluding the non-recurring gains and the revenues and expenses pertaining to Country Hills Plaza and Midvale Plaza, Partnership income decreased to $26,595 from $132,373 for the nine month periods ended September 30, 1998 and 1997, respectively.

Revenues:

Rental revenue decreased 1.7% and 6.1% for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. However, after eliminating the effects of rental revenues at Country Hills Plaza and Midvale Plaza, which were sold during 1997, rental revenue at the remainder of the Partnership's properties increased $205,780 or 3.3% for the nine month period ended September 30, 1998 as compared to the same period of 1997.

Rental revenue increased at three of the Partnership's four residential properties. Increased rental rates at Embarcadero Club Apartments, Thunder Hollow Apartments and Windrock Apartments led to 5.2%, 3.6% and 2.1% increases in rental revenue, respectively. Rental revenue at Tanglewood Village Apartments was unchanged in 1998 compared to 1997. A 1% increase in rental rates at the Nevada property was matched by an equal amount of discounts and concessions granted to tenants. Rental revenue at Redwood Plaza, the Partnership's sole remaining commercial property, decreased 4.5%. Increased rental rates at the Salt Lake City property were more than offset by increased vacancy losses and decreased expense reimbursements from tenants.

Interest revenue decreased 79% and 70% for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997 because of decreased balances of Partnership cash reserves invested in interest-bearing accounts.

The Partnership recognized gains of $17,998 and $186,643 relating to fires at Embarcadero Club Apartments and Thunder Hollow Apartments, respectively. The gains are the result of insurance proceeds received in excess of the basis of the property damaged by the fires. The Partnership will recognize an additional gain of $189,154 relating to the Thunder Hollow fire when the Partnership receives additional insurance reimbursements from its insurance carrier. No such gains were recognized during the first nine months of 1997.

Expenses:

Partnership expenses decreased 0.9% and 3.6% for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. However, after eliminating the effects of expenses pertaining to Country Hills Plaza and Midvale Plaza, which were sold during 1997, expenses at the remainder of the Partnership's properties increased $194,578 or 3.1% for the nine month period ended September 30, 1998 as compared to the same period of 1997. Expenses in all categories were comparable to the year-earlier figures except for general and administrative expenses and general and administrative expenses paid to affiliates.

General and administrative expenses increased $36,925 and $201,596 to $61,832 and $278,647 for the three month and nine month periods ended September 30, 1998, respectively, as compared to the same periods of 1997. The increase was attributable to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative expenses paid to affiliates decreased 11.6% and 10.5% for the three month and nine month periods ended September 30, 1998, respectively, as compared to the same periods of 1997. The level of administrative reimbursements paid to affiliates is partly a function of the number of properties the Partnership owns. These expenses decreased due to the sale of Country Hills Plaza and Midvale Plaza during the course of 1997. Costs associated with investor relations services were charged to general and administrative during 1997. Such services, beginning in 1998, are now provided by an affiliate, and the related increase in general and administrative expenses paid to affiliates partially offset the decrease in expenses due to the reduced number of properties under management.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations decreased $155,307 or 8.4% for the first nine months of 1998 as compared to the same period of 1997. Increased operating cash flow at the Partnership's remaining properties largely offset the loss of operating cash flow due to the 1997 sales of Country Hills Plaza and Midvale Plaza.

The Partnership invested $941,030 in capital improvements during the first nine months of 1998. $549,312 of the capital improvements related to restoration work at Embarcadero Club Apartments and Thunder Hollow Apartments resulting from fire damage at the two properties. Insurance proceeds received and anticipated are expected to cover all restoration costs except a standard deductible. Besides the restoration work at Embarcadero Club Apartments and Thunder Hollow Apartments, the Partnership has budgeted a total of $625,000 of capital improvements to be completed during 1998.

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

At September 30, 1998, the Partnership held cash and cash equivalents of $1,489,430. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

None of the Partnership's remaining mortgage notes mature before 2002.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the nine months ended September 30, 1998 and 1997, net income of $2,304 and $3,067,248, respectively, was allocated to the General
Partner. Net income of $228,089 and $334,246 was allocated to the limited partners for the nine months ended September 30, 1998 and 1997, respectively.

On March 30, 1998, the Partnership distributed $499,996 to the limited partners. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.


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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

            27.                  Financial Data Schedule for the quarter ended
                                 September 30, 1998.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b)      Reports on Form   8-K.  There  were no reports on Form 8-K filed during
         the quarter ended September 30, 1998.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XIV, Ltd.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





November 16, 1998                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 16, 1998                 By:  /s/  Brandon K. Flaming
-----------------                    -------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)