Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XIV LTD
filed 1999-03-31
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended              December 31, 1998
                                 -----------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code       (972)  448-5800
                                                    ----------------------------

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

Documents Incorporated by Reference:        See Item 14, Page 40.

                                TOTAL OF 43 PAGES

                                     PART I

ITEM 1.  BUSINESS


ORGANIZATION
------------

McNeil Real Estate Fund XIV, Ltd. (the "Partnership") was organized April 30, 1982 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement dated September 20, 1991, as amended (the "Amended Partnership Agreement"). Prior to September 20, 1991, Pacific Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership dated April 30, 1982 (the "Original Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On February 14, 1983, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $35,000,000 of limited partnership units ("Units"), with the General Partners' right to increase the offering up to $50,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 17, 1984, with 86,101 Units sold at $500 each, or gross proceeds of $43,050,500 to the Partnership, including the original general partners' purchase of 200 Units for $100,000. In 1992, 483 Units were issued to the General Partner in payment of the fixed portion of the Management Incentive Distribution ("MID"). In 1993, 30 Units were relinquished. An additional 20 Units were relinquished in 1994, leaving 86,534 Units outstanding at December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and retail real estate and other real estate related assets. At December 31, 1998, the Partnership owned five income-producing properties as described in Item 2 - Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of the federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict, and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Third parties, as well as governments, may recover under these laws. Third parties, such as adjacent property owners, also may seek to recover under the common law, for damages to their property or health. The presence of contamination also may affect the ability of the property owner to sell, lease, or borrow money against the property. To date, environmental concerns, including those related to the presence of hazardous substances, have not generally had a material effect on the Partnership's capital expenditures, earnings or competitive position.

In connection with the proposed sale transaction as more fully described above, in fiscal 1998, an independent environmental consultant engaged by the Partnership completed a Phase I Environmental Site Assessment of each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets or results of operations, except for the Redwood Plaza property in Utah (the "Property"). The Phase I report recommended additional investigation at the Property because of the presence of a dry cleaning plant that had been there for approximately twenty years, and because the plant reportedly had used and stored the chemical tetrachloroethene (PCE). Pursuant to the Partnership's request, the consultant then conducted a Phase II Environmental Site Assessment of the Property, and found that some of the soil and groundwater contained PCE and its degradation products. Pursuant to the Partnership's request, the consultant then conducted a Phase III investigation, and found the presence of contamination in soil and groundwater samples taken at the property line. Because the Partnership has not undertaken any groundwater or soil sampling off-site, the extent of the contamination from the Property has not been established. To deal with this situation, the Partnership has applied to the Utah Department of Environmental Quality to enter the Property into the State's Voluntary Cleanup Program, to obtain a release from the State for cleanup liabilities.

The Partnership is also investigating whether prior owners or tenants of the Property may be responsible for the remediation of the contaminants and is also reviewing whether the cost of remediation may be covered by insurance.

Following the 1998 Phase III Environmental Site Assessment, the Partnership asked its consultant to prepare a preliminary estimate of likely remediation costs for the Property based on all of the information known at that time. These estimated costs ranged from $600,000 to $1,170,000 over a period of five years. These estimates are based on preliminary information and may change as additional data is gathered. There also exists the potential for third party actions, the likelihood and extent of which cannot be predicted at this time.

Accordingly, the Partnership recorded a liability for remediation costs at the Property of $600,000 in fiscal year 1998. This estimate may be affected by, among other things, new data and by any modifications to any remediation plan that may be proposed by the Utah regulatory authorities. The effect of the resolution of these matters on the results of operations of the Partnership cannot be predicted because of the uncertainty concerning both the amount and timing of future expenditures and future results of operations.

It is possible that these assessments with respect to the Property do not reveal all potential environmental liabilities or that there are material environmental liabilities of which the Partnership is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Property has not been or will not be affected by tenants and occupants of the Property, by the condition of properties in the vicinity of the Property, or by third parties unrelated to the Partnership.

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $95 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $95 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of February 1, 1999, High River has purchased approximately 12.3% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1998. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable." See also Item 8 - Note 4 - "Real Estate Investments" and Item 8 -
Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                               Net Basis                           1998            Date
Property              Description            of Property         Debt         Property Tax       Acquired
--------              -----------            -----------         ----         ------------       --------

Real Estate Investments:

Embarcadero
  Club (1)            Apartments
College Park, GA      404 units           $    6,042,089    $    7,501,825    $    127,145         09/84

Tanglewood
  Village (2)         Apartments
Carson City, NV       130 units                2,927,160         2,642,890          40,552         06/86

Thunder Hollow (3)
Bensalem              Apartments
  Township, PA        301 units                7,184,754         9,152,945         301,256         11/84

Windrock (4)          Apartments
El Paso, TX           150 units                3,243,929         3,360,064         128,268         10/84
                                           -------------      ------------     -----------

                                          $   19,397,932     $  22,657,724    $    597,221
                                           =============      ============     ===========

Asset Held for Sale:

Redwood Plaza         Retail Center
Salt Lake City, UT    104,211 sq. ft.     $    2,192,549     $     808,574    $     52,694         06/84
                                           =============      ============     ===========

-----------------------------------------
Total:    Apartments  -  985 units
          Retail centers - 104,211 sq. ft.

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

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1998           1997            1996           1995           1994
                                    -------------  -------------  --------------  -------------  ------------

Real Estate Investments:

Embarcadero Club
   Occupancy Rate............             98%             99%            97%            99%             98%
   Rent Per Square Foot......           $7.93           $7.54          $7.10          $6.89           $6.46

Tanglewood Village
   Occupancy Rate............             99%             95%            97%            98%             97%
   Rent Per Square Foot......           $7.57           $7.47          $7.36          $7.35           $7.00

Thunder Hollow
   Occupancy Rate............             99%             97%            99%            97%             99%
   Rent Per Square Foot......           $8.81           $8.44          $8.15          $7.76           $7.53

Windrock
   Occupancy Rate............             94%             96%            93%            75%             83%
   Rent Per Square Foot......           $5.63           $5.57          $5.02          $5.01           $5.33

Asset Held for Sale:

Redwood Plaza
   Occupancy Rate............             97%            100%           100%           100%             98%
   Rent Per Square Foot......           $6.93           $7.45          $7.13          $7.04           $6.33

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

Competitive Conditions
----------------------

Real Estate Investments:

Embarcadero Club Apartments
---------------------------

Embarcadero Club Apartments has enjoyed stable management, funds for capital improvements, and a good location 2.5 miles from Atlanta's Hartsfield International Airport. These factors have allowed the property to report good operating results over the past several years. Occupancy rates at Embarcadero Club generally are two to three percentage points above the market average. Because tenants remain price driven, the property works carefully on its tenant retention program, as well as continual updating of carpets, countertops and appliances.

Tanglewood Village Apartments
-----------------------------

Tanglewood Village Apartments is encountering new competition from new apartment communities in the area, a new mobile home park, and especially from affordable single family housing. These factors are limiting the rental increases that the property is able to effect. The property improved its operating results in 1998 by implementing pass through of water and sewer costs directly to tenants. Control of expenses will remain important to improving operating performance of the property.

Thunder Hollow Apartments
-------------------------

Thunder Hollow Apartments has been able to increase rental rates to a higher level than its competitors and still maintain occupancy rates at or above the local market's 95% average occupancy rate. The property has some of the largest floor plans in its market, an especially attractive feature for tenants with children. There has been no new multi-family development in the market for several years. Competition is limited in this market, but further increases in rental rates may be difficult to achieve due to the predominantly blue collar demographics of the area and an overbuilt single family home market.

Windrock Apartments
-------------------

The occupancy rate at Windrock Apartments exceeded the 92% market average for 1998. Furthermore, only minimal multi-family construction is planned for El Paso during 1999. Affordable single family housing is a competitive factor for the property. The local economy remains closely tied to Mexico's economy, which has been volatile. High unemployment and relatively inexpensive single family housing will limit rental rate increases. Windrock offers some unusually large floor plans in a secluded setting, but lack of washer/dryer connections and limited parking space have been handicaps for the property as it competes with newer properties with full amenity packages.

Asset Held for Sale:

Redwood Plaza
-------------

Redwood Plaza completed an expansion during 1998. Just over 17,000 square feet of space was added to the property. The largest tenant, a grocery store, occupied the new space. In addition to the expansion, the property added a new exterior facade. The expansion and new facade should provide positive leasing momentum for the next several years. Occupancy is projected to remain strong during 1999. There are only two other small strip centers in the area, and both are fully occupied. The property's expansion and new facade fit well with the emphasis that Salt Lake City community leaders and officials have placed on getting the city ready to host the 2002 Winter Olympics.

The following schedule shows lease expirations for the Partnership's commercial property for 1999 through 2008:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------           -------          -----------
Asset Held for Sale:

Redwood Plaza
-------------
1999                             2                     2,989         $    22,619              4%
2000                             1                     3,440              32,860              6%
2001                             1                     3,040              55,630              9%
2002                             -                         -                   -              -
2003                             1                    20,100             203,613             34%
2004                             2                    16,491              82,744             14%
2005-2008                        -                         -                   -              -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                          Square Footage                                                 Lease
   Use                                Leased                    Annual Rent                   Expiration
----------                        --------------                -----------                   ----------

Asset Held for Sale:

Redwood Plaza
-------------

Grocery Store                         49,200                   $    110,000                      2010
Government Office                     20,100                        203,613                      2003
Discount Store                        14,993                         63,270                      2004

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)          Title of Class                    Number of Record Unit Holders

             Limited partnership units         3,513 as of February 1, 1999

(C)          The Partnership  paid  distributions  totaling  $499,996 ($5.78 per
             Unit) and $6,146,222 ($71.02 per Unit) to the limited partners in 1998 and 1997, respectively. No distributions were paid to the limited partners during 1996. In the last week of March 1999, the Partnership distributed $500,169 to limited partners of record as of March 1, 1999. The Partnership accrued distributions of $545,928, $564,834 and $618,786 for the benefit of the General Partner for the years ended December 31, 1998, 1997 and 1996, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement. The Partnership paid $1,774,877 and $500,000 of MID to the General Partner in 1997 and 1996, respectively. No MID payments were made in 1998. See Item 8 - Note 2 - "Transactions with Affiliates." See also Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the likelihood that the Partnership will continue distributions to limited partners.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                  Years Ended December 31,
Operations                               1998             1997            1996             1995             1994
------------------                   ------------     ------------    ------------     ------------     ------------
Rental revenue ..................    $  8,662,524     $  8,996,989    $  9,429,880     $  9,188,439     $  8,899,488
Gain on legal settlement ........              --               --              --           39,841               --
Gain on involuntary
   conversion ...................         393,795               --              --               --           51,588
Gain on disposition of
   real estate ..................              --        3,081,755              --               --               --
Total revenue ...................       9,159,934       12,289,725       9,536,634        9,350,464        8,988,225
Net income (loss) ...............        (167,386)       3,328,774        (119,302)        (331,176)        (300,760)

Net income (loss) per
   limited partnership unit .....    $      (1.91)    $       3.02    $      (1.36)    $      (3.79)    $      (3.44)
                                     ============     ============    ============     ============     ============

Distributions per limited
   partnership unit .............    $       5.78     $      71.02    $         --     $         --     $           --
                                     ============     ============    ============     ============     ==============

                                                               Years Ended December 31,
Balance Sheets                            1998             1997            1996             1995             1994
------------------                   ------------     ------------    ------------     ------------     ------------
Real estate investments,
   net ..........................    $ 19,397,932     $ 20,251,190    $ 21,656,966     $ 30,950,884     $ 31,396,082
Assets held for sale ............       2,192,549        1,932,910       7,942,855               --               --
Total assets ....................      25,601,245       26,325,605      34,188,885       35,275,343       35,214,866
Mortgage notes payable,
   net ..........................      23,466,298       23,891,012      27,423,689       27,871,969       27,161,556
Partners' equity (deficit) ......        (114,266)       1,099,044       4,481,326        5,219,414        6,152,173


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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At the end of 1998, the Partnership owned four apartment properties and one retail shopping center. The retail shopping center is on the market for sale. All of the Partnership's properties are subject to mortgage notes.

The Partnership sold Country Hills Plaza and Midvale Plaza on April 8, 1997 and September 24, 1997, respectively. The Partnership distributed the net proceeds from the sale of these two properties to the limited partners. Redwood Plaza, the Partnership' sole remaining commercial property, remains on the market for sale.

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue:

The Partnership's rental revenue decreased $334,465 or 3.7% in 1998 as compared to 1997. However, the sale of Country Hills Plaza and Midvale Plaza during 1997 accounts for the decrease. Rental revenue earned by the Partnership's remaining properties increased $294,987 or 3.5% in 1998 as compared to 1997. Rental revenue increased at all four of the Partnership's residential properties, and decreased at Redwood Plaza.

The Partnership increased both rental rates and average occupancy rates at Tanglewood Village Apartments, Embarcadero Club Apartments and Thunder Hollow Apartments. These properties reported increases in rental revenue of 1.3%, 4.9% and 4.2%, respectively. Rental revenue increased 0.9% at Windrock Apartments. An increase in vacancy losses at the El Paso property nearly offset a small increase in rental rates. Rental revenue at Redwood Plaza decreased 5.2% in 1998 as compared to 1997. The Partnership's sole remaining commercial property reported decreased occupancy during 1998, because of construction taking place during 1998 that added approximately 17,000 square feet of space to the Salt Lake City property.

Interest  income  decreased  by  $107,366  or 51% for 1998 as  compared to 1997,
because  of  decreased   balances  of  Partnership  cash  reserves  invested  in
interest-bearing accounts.

The Partnership recognized gains of $17,998 and $375,797 relating to fires at Embarcadero Club Apartments and Thunder Hollow Apartments, respectively. The gains equal insurance proceeds received in excess of the basis of the property damaged by the fires. No such gains were recognized in 1997.

The sale of Country Hills Plaza on April 8, 1997 provided a $2,208,359 one-time gain on sale of real estate. An additional gain of $873,396 was realized with the September 24, 1997 sale of Midvale Plaza. No such gains were recognized in 1998.

Expenses:

Partnership expenses increased $366,369 or 4.1% for the year ended December 31, 1998 as compared to the same period in 1997. However, after eliminating the effects of expenses pertaining to Country Hills Plaza and Midvale Plaza, which were sold during 1997, expenses at the remainder of the Partnership's properties increased $899,256 or 10.7% for 1998 as compared to the same period in 1997. In particular, environmental remediation expenses, personnel, and general and administrative expenses increased, while general and administrative expenses paid to affiliates decreased.

The Partnership established a $600,000 provision for environmental remediation as discussed in "Item 1 - Business Environmental Matters." No such expense was incurred during 1997.

Personnel expenses at the Partnership's remaining properties increased $97,256 or 10.8% in 1998 as compared to 1997. The Partnership increased wage and salary rates and benefits in order to retain property personnel in a competitive job market. The increases were concentrated at Thunder Hollow Apartments, Embarcadero Club Apartments and Windrock Apartments. Personnel expenses decreased at Redwood Plaza.

General and administrative expenses increased $267,369 in 1998 to $359,374. The increase was attributable to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

General and administrative expenses paid to affiliates decreased by $34,564 or 13.9% in 1998 as compared to 1997. The level of administrative reimbursements paid to affiliates is partly a function of the number of properties the Partnership owns. These expenses decreased due to the sale of Country Hills
Plaza and Midvale Plaza during the course of 1997. Costs associated with investor relations services were charged to general and administrative during 1997. Such services, beginning in 1998, are now provided by an affiliate, and the related increase in general and administrative expenses paid to affiliates partially offset the decrease in expenses due to the reduced number of properties under management.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operating activities decreased $40,751 or 1.7% in 1998 as compared to 1997. The decrease is due to the sale of Country Hills Plaza and Midvale Plaza during the course of 1997. Operating cash flow from the Partnership's remaining properties increased almost enough to offset the loss of the two properties during the course of 1997.

The Partnership invested $1,276,488 in capital improvements in 1998, in addition to the $668,126 and $834,036 invested in 1997 and 1996, respectively. However, $499,814 of the 1998 capital improvements were costs to repair damage caused by a fire at Thunder Hollow Apartments. Proceeds from the Partnership's insurance carrier covered all costs to reconstruct and repair the fire damage, except for a $10,000 deductible for each fire. The Partnership has budgeted approximately $740,000 for capital improvements in 1999. The capital improvements budgeted for 1999 are expected to be funded from cash flow from operations.

The Partnership paid $1,774,877 and $500,000 of MID to the General Partner during 1997 and 1996, respectively. No MID was paid during 1998. The balance of accrued and unpaid MID at the end of 1998 amounted to $636,254. The General Partner has deferred MID payments.

Two of the Partnership's properties, Country Hills Plaza and Midvale Plaza were sold during 1997. The sale of these two properties provided $6,146,226 of cash proceeds to the Partnership, after repayment of the mortgage notes associated with the two properties. The net cash proceeds from the sale of the two properties was distributed to the limited partners in two installments in September 1997 and December 1997. The Partnership distributed an additional $499,996 to the limited partners during 1998. The 1998 distribution was funded from Partnership operating activities. The Partnership distributed approximately $500,000 to the limited partners during the last week of March 1999.

Short Term Liquidity:

The Partnership expended considerable resources over the past several years to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the three years have enabled the Partnership to increase its rental revenues and reduce certain of its repairs and maintenance expenses. For 1999, the Partnership has budgeted approximately $740,000 of capital improvements to its real estate investments. Budgeted capital improvements for 1999 will be funded from property operations.

At December 31, 1998, the Partnership held cash and cash equivalents of $1,911,552. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted capital improvements for 1999, repay the current portion of the Partnership's mortgage notes and provide funds for any required environmental remediation as discussed in "Item 1 - Business - Environmental Matters."

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early

March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership placed Redwood Plaza on the market for sale effective October 1, 1996.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the contingent portion of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the years in the periods ended December 31, 1998, 1997 and 1996, net income of $4,326 and $3,067,248 and net loss of $1,193, respectively, were allocated to the General Partner. The limited partners were allocated net income of $428,288 and $261,526 and a net loss of $118,109 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Partnership distributed $499,996 and $6,146,222 to the limited partners for 1998 and 1997, respectively. During the last week of March 1999, the Partnership distributed approximately $500,000 to limited partners of record as of March 1, 1999. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the Unit holders. The Partnership paid $1,774,877 and $500,000 of MID to the General Partner during 1997 and 1996, respectively. No MID was paid during 1998.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       18

   Balance Sheets at December 31, 1998 and 1997...................................                       19

   Statements of Operations for each of the three years in the period
      ended December 31, 1998.....................................................                       20

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1998.......................................                       21

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1998.....................................................                       22

   Notes to Financial Statements..................................................                       24

   Financial Statement Schedule:

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       35


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XIV, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XIV, Ltd. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XIV, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/ Arthur Andersen LLP

Dallas, Texas
   March 19, 1999

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                 BALANCE SHEETS

                                                                                  December 31,
                                                                        ----------------------------------
                                                                             1998                 1997
                                                                        ------------         -------------

ASSETS
------

Real estate investments:
   Land ........................................................        $  4,663,828         $  4,663,828
   Building and improvements ...................................          37,237,007           36,220,158
                                                                        ------------         ------------
                                                                          41,900,835           40,883,986
   Less:  Accumulated depreciation .............................         (22,502,903)         (20,632,796)
                                                                        ------------         ------------
                                                                          19,397,932           20,251,190

Asset held for sale ............................................           2,192,549            1,932,910

Cash and cash equivalents ......................................           1,911,552            1,292,615
Cash segregated for security deposits ..........................             409,259              431,148
Accounts receivable ............................................              84,539              663,087
Prepaid expenses and other assets ..............................             139,313              141,281
Escrow deposits ................................................             607,161              664,294
Deferred borrowing costs, net of accumulated
   amortization of $532,052 and $441,912 at
   December 31, 1998 and 1997, respectively ....................             858,940              949,080
                                                                        ------------         ------------

                                                                        $ 25,601,245         $ 26,325,605
                                                                        ============         ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net ....................................        $ 23,466,298         $ 23,891,012
Accounts payable ...............................................             106,574               69,128
Accrued interest ...............................................             161,403              164,766
Accrued property taxes .........................................                  --              101,200
Other accrued expenses .........................................             117,056               73,912
Payable to affiliates - General Partner ........................             873,553              211,757
Provision for environmental remediation ........................             600,000                   --
Deferred gain on involuntary conversions .......................                  --              346,114
Security deposits and deferred rental revenue ..................             390,627              368,672
                                                                        ------------         ------------
                                                                          25,715,511           25,226,561
                                                                        ------------         ------------

Partners' equity (deficit):
   Limited  partners - 100,000  limited partnership units
     authorized;  86,534 limited partnership units issued
     and outstanding at December 31, 1998 and 1997 .............           1,097,737            1,763,445
   General Partner .............................................          (1,212,003)            (664,401)
                                                                        ------------         ------------
                                                                            (114,266)           1,099,044
                                                                        ------------         ------------
                                                                        $ 25,601,245         $ 26,325,605
                                                                        ============         ============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS


                                                             For the Years Ended December 31,
                                                   --------------------------------------------------
                                                       1998                1997               1996
                                                   -----------         -----------        -----------
Revenue:
   Rental revenue .........................        $ 8,662,524         $ 8,996,989        $ 9,429,880
   Interest ...............................            103,615             210,981            106,754
   Gain on involuntary conversions ........            393,795                  --                 --
   Gain on sales of real estate ...........                 --           3,081,755                 --
                                                   -----------         -----------        -----------
     Total revenue ........................          9,159,934          12,289,725          9,536,634
                                                   -----------         -----------        -----------

Expenses:
   Interest ...............................          2,172,940           2,400,690          2,682,467
   Depreciation and amortization ..........          1,870,107           1,882,343          2,185,099
   Property taxes .........................            649,915             670,709            713,729
   Personnel expenses .....................            996,078             946,896            925,738
   Repairs and maintenance ................          1,082,452           1,148,956          1,145,081
   Utilities ..............................            479,295             514,372            495,851
   Property management fees -
     affiliates ...........................            429,016             451,074            465,738
   Other property operating expenses ......            474,818             606,017            516,913
   Provision for environmental
     remediation ..........................            600,000                  --                 --
   General and administrative .............            359,374              92,005            232,097
   General and administrative -
     affiliates ...........................            213,325             247,889            293,223
                                                   -----------         -----------        -----------
     Total expenses .......................          9,327,320           8,960,951          9,655,936
                                                   -----------         -----------        -----------

Net income (loss) .........................        $  (167,386)        $ 3,328,774        $  (119,302)
                                                   ===========         ===========        ===========

Net income (loss) allocated to
   limited partners .......................        $  (165,712)        $   261,526        $  (118,109)
Net income (loss) allocated to
   General Partner ........................             (1,674)          3,067,248             (1,193)
                                                   -----------         -----------        -----------

Net income (loss) .........................        $  (167,386)        $ 3,328,774        $  (119,302)
                                                   ===========         ===========        ===========

Net income (loss) per limited
  partnership unit ........................        $     (1.91)        $      3.02        $     (1.36)
                                                   ===========         ===========        ===========

Distributions per limited partnership
   unit ...................................        $      5.78         $     71.02        $        --
                                                   ===========         ===========        ===========



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                                             Total
                                                    General            Limited             Partners'
                                                    Partner            Partners             Equity
                                                 ------------        ------------        ------------
Balance at December 31, 1995 ............        $(2,546,836)        $ 7,766,250         $ 5,219,414

Net loss ................................             (1,193)           (118,109)           (119,302)

Management Incentive Distribution........           (618,786)                 --            (618,786)
                                                 -----------         -----------         -----------

Balance at December 31, 1996 ............         (3,166,815)          7,648,141           4,481,326

Net income ..............................          3,067,248             261,526           3,328,774

Management Incentive Distribution .......           (564,834)                 --            (564,834)

Distributions to limited partners .......                 --          (6,146,222)         (6,146,222)
                                                 -----------         -----------         -----------

Balance at December 31, 1997 ............           (664,401)          1,763,445           1,099,044

Net income ..............................             (1,674)           (165,712)           (167,386)

Management Incentive Distribution .......           (545,928)                 --            (545,928)

Distributions to limited partners .......                 --            (499,996)           (499,996)
                                                 -----------         -----------         -----------

Balance at December 31, 1998 ............        $(1,212,003)        $ 1,097,737         $  (114,266)
                                                 ===========         ===========         ===========





                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                               For the Years Ended December 31,
                                                    -------------------------------------------------------
                                                         1998                1997                 1996
                                                    -------------        -------------        -------------
Cash flows from operating activities:
   Cash received from tenants ..............        $  8,768,184         $  8,962,254         $  9,395,118
   Cash paid to suppliers ..................          (3,319,924)          (3,253,015)          (3,182,745)
   Cash paid to affiliates .................            (526,473)            (665,534)            (744,666)
   Interest received .......................             103,615              210,981              106,754
   Interest paid ...........................          (2,032,182)          (2,246,442)          (2,450,431)
   Property taxes paid .....................            (661,664)            (635,937)            (715,239)
                                                    ------------         ------------         ------------
Net cash provided by operating
   activities ..............................           2,331,556            2,372,307            2,408,791
                                                    ------------         ------------         ------------

Cash flows from investing activities:
   Additions to real estate
     investments ...........................          (1,276,488)            (668,126)            (834,036)
   Proceeds from sales of real estate ......                  --            9,868,596                   --
   Insurance proceeds from gain on
     involuntary conversions ...............             542,560                   --                   --
                                                    ------------         ------------         ------------
Net cash (used in) provided by
   investing activities ....................            (733,928)           9,200,470             (834,036)
                                                    ------------         ------------         ------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable .........................            (478,695)            (540,595)            (588,801)
   Retirement of mortgage notes
     payable ...............................                  --           (3,722,370)                  --
   Management incentive distribution
     paid ..................................                  --           (1,774,877)            (500,000)
   Distributions to limited partners .......            (499,996)          (6,146,222)                  --
                                                    ------------         ------------         ------------

Net cash used in financing activities.......            (978,691)         (12,184,064)          (1,088,801)
                                                    ------------         ------------         ------------

Net increase (decrease) in cash
     and cash equivalents ..................             618,937             (611,287)             485,954

Cash and cash equivalents at
     beginning of year .....................           1,292,615            1,903,902            1,417,948
                                                    ------------         ------------         ------------

Cash and cash equivalents at end
     of year ...............................        $  1,911,552         $  1,292,615         $  1,903,902
                                                    ============         ============         ============


See  discussion of noncash  investing   and   financing  activities in  Note 6 -
"Sale of Real Estate" and in Note 7 - "Gain on Involuntary Conversions."


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                For the Years Ended December 31,
                                                     ----------------------------------------------------
                                                          1998               1997                1996
                                                     ------------        -----------         ------------
Net income (loss) ...........................        $  (167,386)        $ 3,328,774         $  (119,302)
                                                     -----------         -----------         -----------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization ............          1,870,107           1,882,343           2,185,099
   Amortization of deferred
     borrowing costs ........................             90,140              95,657              95,658
   Amortization of discounts on
     mortgage notes payable .................             53,981              90,949             140,521
   Gain on sales of real estate .............                 --          (3,081,755)                 --
   Gain on involuntary conversions ..........           (393,795)                 --                  --
   Provision for environmental
     remediation ............................            600,000                  --                  --
   Changes in assets and liabilities:
     Cash segregated for security
       deposits .............................             21,889             (31,782)            (29,269)
     Accounts receivable ....................             83,669             137,088             (34,898)
     Prepaid expenses and other
       assets ...............................              1,968              18,289              26,666
     Escrow deposits ........................             57,133              17,136             163,192
     Accounts payable .......................             37,446             (34,619)            (62,687)
     Accrued property taxes .................           (101,200)                219                 104
     Accrued interest .......................             (3,363)            (32,358)             (4,143)
     Other accrued expenses .................             43,144              (8,417)              2,604
     Payable to affiliates - General
       Partner ..............................            115,868              33,429              14,295
     Security deposits and deferred
       rental revenue .......................             21,955             (42,646)             30,951
                                                     -----------         -----------         -----------
     Total adjustments ......................          2,498,942            (956,467)          2,528,093
                                                     -----------         -----------         -----------

Net cash provided by operating
   activities ...............................        $ 2,331,556         $ 2,372,307         $ 2,408,791
                                                     ===========         ===========         ===========



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1998, the Partnership owned five income-producing properties as described in Note 4 - Real Estate Investments.

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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


                                                                      % of Ownership Interest
     Tier Partnership                                         Partnership         General Partner
     ----------------                                         -----------         ---------------

     Limited partnerships:
       Tanglewood Fund XIV Associates, L.P................            99%                  1%
       Thunder Hollow Fund XIV Limited
         Partnership (a)..................................           100                   -
       Windrock Fund XIV, L.P. (a)........................           100                   -

     General partnerships:
       Embarcadero Associates.............................            99                   1

     (a) The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Asset Held for Sale
-------------------

The asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation and amortization on the asset ceased at the time it was placed on the market for sale.

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

The Partnership leases its commercial property under non-cancelable operating leases. Certain leases provide concessions and/or periods of escalating or free rent. Rental income is recognized on a straight-line basis over the term of the related lease. The excess of rental income recognized over the contractual rental payments is recorded as accrued rent receivable and is included in accounts receivable on the Balance Sheets.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

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

The Partnership paid distributions of $499,996 and $6,146,222 to the limited partners in 1998 and 1997, respectively. No distributions were paid to the limited partners in 1996. The Partnership paid or accrued distributions of $545,928, $564,834 and $618,786 for the benefit of the General Partner in 1998, 1997 and 1996, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts. The Partnership plans to distribute approximately $500,000 to the limited partners in March 1999.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per limited partnership unit ("Units") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 86,534 Units outstanding in 1998, 1997 and 1996.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. The maximum MID percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. During 1998, 1997 and 1996, no Units were issued as payment for the MID.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which, under policies of prior management, had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1998, 1997 or 1996 as the Entitlement Amount was sufficient to pay the MID notwithstanding the amendment of the capitalization policy.

Any amount of MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1998               1997               1996
                                                   --------------     --------------    ---------------
Property management fees -
   affiliates..............................        $      429,016     $      451,074    $       465,738
Charged to general and
   administrative - affiliates:
   Partnership administration..............               213,325            247,889            293,223
                                                    -------------      -------------     --------------

                                                   $      642,341     $      698,963    $       758,961
                                                    =============      =============     ==============

Charged to General Partner's deficit:
   Management Incentive Distribution               $      545,928     $      564,834    $       618,786
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1998 and 1997 consists of reimbursable costs, property management fees and MID that are due and payable from current operations. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts.

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

The  Partnership's  net assets and liabilities for tax purposes exceeded the net
assets  and  liabilities  for  financial   reporting   purposes  by  $2,876,913,
$2,059,398 and $1,802,969 in 1998, 1997 and 1996, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1998 and 1997 are set forth in the following tables:

                                                   Buildings and       Accumulated           Net Book
       1998                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ----------------

Embarcadero Club
   College Park, GA            $    1,216,712      $   12,806,176      $   (7,980,799)     $    6,042,089
Tanglewood Village
   Carson City, NV                    705,859           5,173,959          (2,952,658)          2,927,160
Thunder Hollow
   Bensalem Township, PA            1,837,539          13,357,311          (8,010,096)          7,184,754
Windrock
   El Paso, TX                        903,718           5,899,561          (3,559,350)          3,243,929
                                -------------       -------------       -------------       -------------
                               $    4,663,828      $   37,237,007      $  (22,502,903)     $   19,397,932
                                =============       =============       =============       =============

                                                   Buildings and       Accumulated           Net Book
       1997                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ---------------

Embarcadero Club               $    1,216,712      $   12,552,561      $   (7,378,627)     $    6,390,646
Tanglewood Village                    705,859           5,131,625          (2,682,535)          3,154,949
Thunder Hollow                      1,837,539          12,744,793          (7,314,921)          7,267,411
Windrock                              903,718           5,791,179          (3,256,713)          3,438,184
                                -------------       -------------       -------------       -------------
                               $    4,663,828      $   36,220,158      $  (20,632,796)     $   20,251,190
                                =============       =============       =============       =============

On October 1, 1996, the General Partner placed Country Hills Plaza, Midvale Plaza and Redwood Plaza on the market for sale. The Partnership sold Country Hills Plaza and Midvale Plaza on April 8, 1997 and September 24, 1997, respectively. Redwood Plaza, located in Salt Lake City, Utah, remains on the market for sale. The Partnership's investment in Redwood Plaza was classified as an asset held for sale at December 31, 1998 and 1997. The net book value of the Partnership's investment in Redwood Plaza at December 31, 1998 and 1997 was $2,192,549 and $1,932,910, respectively.

Included in the Partnership's Statements of Operations are results of operations for the assets held for sale. Results of operations for assets held for sale amounted to ($339,318), $440,868 and $459,447 for 1998, 1997 and 1996,
respectively. Results of operations are operating revenues less operating expenses including interest expense and depreciation and amortization.

The Partnership leases its commercial properties under various non-cancelable operating leases. Future minimum rents to be received under terms of the leases are as follows:

       1999............................             $      505,037
       2000............................                    492,670
       2001............................                    451,149
       2002............................                    405,419
       2003............................                    270,254
       Thereafter......................                    805,950
                                                     -------------
                                                    $    2,930,479
                                                     =============
Future minimum rents do not include contingent rents based on sales volume of tenants. No contingent rents were collected for the year ended December 31, 1998. Contingent rents amounted to $2,591 and $2,462 for the years ended December 31, 1997 and 1996, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. These expense reimbursements amounted to $74,579, $206,243 and $349,600 for the years ended December 31, 1998, 1997 and 1996, respectively.
These contingent rents and expense reimbursements, which are comprised of amounts generated by assets held for sale, are included in rental revenue on the Statements of Operations.

The Partnership's real estate investments and asset held for sale are encumbered by mortgage notes as discussed in Note 5 - "Mortgage Notes Payable."

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes of the Partnership at December 31, 1998 and 1997. All mortgage notes are secured by the related real estate investments or asset held for sale:

                           Mortgage         Annual           Monthly
                             Lien          Interest         Payments/                     December 31,
Property                 Position (a)       Rates %     Maturity Date (d)          1998                1997
--------                 -------------      -------     -----------------     ---------------     --------------
Embarcadero Club         First                7.875        57,280    12/23      $   7,501,825      $   7,594,425
                                                                                 ------------       ------------

Redwood Plaza            First                9.875        14,660    06/06            929,452          1,009,255
                         Discount (b)                                                (120,878)          (145,251)
                                                                                 ------------      -------------
                                                                                      808,574            864,004
                                                                                 ------------      -------------

Tanglewood Village       First                6.750        20,176    11/18          2,642,890          2,704,333
                                                                                 ------------      -------------

Thunder Hollow (c)       First                8.150        82,131    07/03 (d)      9,309,136          9,526,308
                         Discount (b)                                                (156,191)          (185,799)
                                                                                 ------------      -------------
                                                                                    9,152,945          9,340,509
                                                                                 ------------      -------------

Windrock                 First                9.440        28,859    04/02 (d)      3,360,064          3,387,741
                                                                                 ------------      -------------
                                                                                $  23,466,298     $   23,891,012
                                                                                 ============      =============

(a)    The debt is non-recourse to the Partnership.

(b) The discount on the Thunder Hollow mortgage note is based on an effective interest rate of 8.62%. The discount on the Redwood Plaza mortgage note is based on an effective interest rate of 14.30%.

(c) The Thunder Hollow mortgage note was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. Terms of the Thunder Hollow mortgage note specify that prepayments in whole or part prior to July 2000 are subject to a Yield Maintenance premium, as defined.

(d)    Balloon payments on the mortgage notes are due as follows:

                 Property                  Balloon Payment      Date
                 --------                  ---------------      ----

                Windrock                    $   3,249,832       04/02
                Thunder Hollow                  8,080,794       07/03

Scheduled principal maturities of the mortgage notes under existing agreements, before consideration of discounts of $277,069, are as follows:

                1999 ..........................        $      519,886
                2000 ..........................               564,669
                2001...........................               613,361
                2002...........................             3,885,548
                2003...........................             8,594,093
                Thereafter ....................             9,565,810
                                                        -------------
                                                       $   23,743,367

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of the Partnership's mortgage notes payable was approximately $23,928,000 and $24,889,000 at December 31, 1998 and 1997, respectively.

NOTE 6 - SALES OF REAL ESTATE
-----------------------------

On April 8, 1997, the Partnership sold Country Hills Plaza to an unaffiliated purchaser for a cash sales price of $6,610,000. Cash proceeds from the sale, as well as the gain on sale are detailed below.

                                                                      Gain on Sale           Cash Proceeds
                                                                     --------------         ---------------
     Cash sales price.......................................         $   6,610,000          $    6,610,000

     Selling costs..........................................              (185,304)               (185,304)
     Mortgage discount written off..........................              (397,561)
     Straight-line rent receivables written off.............               (26,828)
     Basis of real estate sold..............................            (3,791,948)
                                                                     -------------           -------------

     Gain on sale of real estate............................         $   2,208,359
                                                                      ============
     Proceeds from sale of real estate......................                                     6,424,696
     Retirement of mortgage note payable....................                                    (2,231,440)
                                                                                             -------------

     Net cash proceeds......................................                                $    4,193,256
                                                                                             =============

On September 24, 1997, the Partnership sold Midvale Plaza to an unaffiliated purchaser for a cash sales price of $3,500,000. Cash proceeds from the sale, as well as the gain on sale are detailed below.

                                                                      Gain on Sale           Cash Proceeds
                                                                     --------------         ---------------
     Cash sales price.......................................         $   3,500,000          $    3,500,000

     Selling costs..........................................               (56,100)                (56,100)
     Mortgage discount written off..........................              (241,778)
     Straight-line rent receivables written off.............               (85,197)
     Prepaid leasing commission written off.................               (14,338)
     Basis of real estate sold..............................            (2,229,191)
                                                                     -------------           -------------

     Gain on sale of real estate............................         $     873,396
                                                                      ============
     Proceeds from sale of real estate......................                                     3,443,900
     Retirement of mortgage note payable....................                                    (1,490,930)
                                                                                             -------------

     Net cash proceeds......................................                                $    1,952,970
                                                                                             =============

NOTE 7 - GAIN ON INVOLUNTARY CONVERSIONS
----------------------------------------

On July 18, 1997, a fire caused $49,498 of damage to two units of Embarcadero Club Apartments. In 1998, the Partnership received $39,498 of insurance reimbursements to cover the repair and restoration costs to Embarcadero Club Apartments. The excess of the insurance reimbursements received over the basis of the property damaged was recorded as a $17,998 gain on involuntary conversion. The gain on involuntary conversion was deferred on the Partnership's December 31, 1997 Balance Sheet because it was not collected; the gain was recognized on the Partnership's Statement of Operations for the year ended December 31, 1998.

On November 14, 1997, a fire caused $544,716 of damage to eight units of Thunder Hollow Apartments. In 1998, the Partnership received $503,062 of insurance reimbursements to cover the repair and restoration costs to Thunder Hollow Apartments. An additional $31,600 of insurance reimbursements was received in January 1999. The excess of the insurance reimbursements received over the basis of the property damaged was recorded as a $375,797 gain on involuntary conversion. $328,116 of the gain was deferred on the Partnership's December 31, 1997 Balance Sheet because it was not collected; the entire $375,797 gain was recognized on the Partnership's Statement of Operations for the year ended December 31, 1998.

NOTE 8 - ENVIRONMENTAL REMEDIATION
----------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of the federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict, and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Third parties, as well as governments, may recover under these laws. Third parties, such as adjacent property owners, also may seek to recover under the common law, for damages to their property or health. The presence of contamination also may affect the ability of the property owner to sell, lease, or borrow money against the property. To date, environmental concerns, including those related to the presence of hazardous substances, have not generally had a material effect on the Partnership's capital expenditures, earnings or competitive position.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", in fiscal 1998, an independent environmental consultant engaged by the Partnership completed a Phase I Environmental Site Assessment of each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets or results of operations, except for the Redwood Plaza property in Utah (the "Property"). The Phase I report recommended additional investigation at the Property because of the presence of a dry cleaning plant that had been there for approximately twenty years, and because the plant reportedly had used and stored the chemical tetrachloroethene (PCE). Pursuant to the Partnership's request, the consultant then conducted a Phase II Environmental Site Assessment of the Property, and found that some of the soil and groundwater contained PCE and its degradation products. Pursuant to the Partnership's request, the consultant then conducted a Phase III investigation, and found the presence of contamination in soil and groundwater samples taken at the property line. Because the Partnership has not undertaken any groundwater or soil sampling off-site, the extent of the contamination from the Property has not been established. To deal with this situation, the Partnership has applied to the Utah Department of Environmental Quality to enter the Property into the State's Voluntary Cleanup Program, to obtain a release from the State for cleanup liabilities.

The Partnership is also investigating whether prior owners or tenants of the Property may be responsible for the remediation of the contaminants and is also reviewing whether the cost of remediation may be covered by insurance.

Following the 1998 Phase III Environmental Site Assessment, the Partnership asked its consultant to prepare a preliminary estimate of likely remediation costs for the Property based on all of the information known at that time. These estimated costs ranged from $600,000 to $1,170,000 over a period of five years. These estimates are based on preliminary information and may change as additional data is gathered. There also exists the potential for third party actions, the likelihood and extent of which cannot be predicted at this time.

Accordingly, the Partnership recorded a liability for remediation costs at the Property of $600,000 in fiscal year 1998. This estimate may be affected by, among other things, new data and by any modifications to any remediation plan that may be proposed by the Utah regulatory authorities. The effect of the resolution of these matters on the results of operations of the Partnership cannot be predicted because of the uncertainty concerning both the amount and timing of future expenditures and future results of operations.

It is possible that these assessments with respect to the Property do not reveal all potential environmental liabilities or that there are material environmental liabilities of which the Partnership is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Property has not been or will not be affected by tenants and occupants of the Property, by the condition of properties in the vicinity of the Property, or by third parties unrelated to the Partnership.

NOTE 9 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except as noted below.

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998


                                                                                                        Costs
                                                       Initial Cost (b)           Cumulative         Capitalized
                            Related (b)                       Buildings and     Write-down for       Subsequent
Description                Encumbrances           Land         Improvements      Impairment (d)     To Acquisition
-----------               ---------------         ----        --------------    ---------------     --------------
APARTMENTS:

Embarcadero Club
   College Park, GA       $     7,501,825   $     1,216,712   $    12,806,176    $           -    $    2,724,603

Tanglewood Village
   Carson City, NV              2,642,890           705,859         5,173,959                -         1,169,565

Thunder Hollow
   Bensalem
     Township, PA               9,152,945         1,837,539        13,357,311                -         2,944,590

Windrock
   El Paso, TX                  3,360,064           903,718         5,899,561          (97,632)        1,507,192
                           --------------    --------------    --------------     ------------     -------------

                          $    22,657,724   $     4,663,828   $    37,237,007    $     (97,632)   $    8,345,920
                           ==============    ==============    ==============     ============     =============

ASSET HELD FOR SALE (c):

Redwood Plaza
   Salt Lake City, UT     $       808,574
                           ==============

(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) The asset held for sale is carried at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "held for sale." Depreciation and amortization cease at the time the asset is placed on the market for sale.

(d) The carrying value of Windrock Apartments was written down by $97,632 for impairment in 1991.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998


                                            Gross Amount at
                                     Which Carried at Close of Period                     Accumulated
                                                 Buildings and                           Depreciation
Description                      Land            Improvements          Total (a)       and Amortization
-----------                      ----            -------------         ---------       ----------------
APARTMENTS:

Embarcadero Club
   College Park, GA           $    1,216,712     $   12,806,176   $     14,022,888   $    (7,980,799)

Tanglewood Village
   Carson City, NV                   705,859          5,173,959          5,879,818        (2,952,658)

Thunder Hollow
   Bensalem
     Township, PA                  1,837,539         13,357,311         15,194,850        (8,010,096)

Windrock
   El Paso, TX                       903,718          5,899,561          6,803,279        (3,559,350)
                               -------------      -------------    ---------------    --------------

                              $    4,663,828     $   37,237,007   $     41,900,835   $   (22,502,903)
                               =============      =============    ===============    ==============

ASSET HELD FOR SALE (c):

Redwood Plaza
   Salt Lake City, UT                                             $      2,192,549
                                                                   ===============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of the real estate investments and the asset held for sale for Federal income tax purposes was $39,415,903 and accumulated depreciation and amortization was $24,273,909 at December 31, 1998.

(c) The asset held for sale is carried at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "held for sale." Depreciation and amortization cease at the time the asset is placed on the market for sale.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998


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


(c) The asset held for sale is carried at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "held for sale." Depreciation and amortization cease at the time the asset is placed on the market for sale.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                                   For the Years Ended December 31,
                                                        -----------------------------------------------------
                                                             1998               1997                 1996
                                                        ------------        -------------        ------------
Real estate investments:

Balance at beginning of year ...................        $ 40,883,986        $ 40,608,707         $ 52,787,046

Improvements ...................................           1,016,849             656,932              771,475

Replacements ...................................                  --            (381,653)                  --

Reclassification of assets held
   for sale ....................................                  --                  --          (12,949,814)
                                                        ------------        ------------         ------------

Balance at end of year .........................        $ 41,900,835        $ 40,883,986         $ 40,608,707
                                                        ============        ============         ============


Accumulated depreciation and amortization:

Balance at beginning of year ...................        $ 20,632,796        $ 18,951,741         $ 21,836,162

Depreciation and amortization ..................           1,870,107           1,882,343            2,185,099

Replacements ...................................                  --            (201,288)                  --

Reclassification of assets held
   for sale ....................................                  --                  --           (5,069,520)
                                                        ------------        ------------         ------------

Balance at end of year .........................        $ 22,502,903        $ 20,632,796         $ 18,951,741
                                                        ============        ============         ============


Assets held for sale:

Balance at beginning of year ...................        $  1,932,910        $  7,942,855         $         --

Reclassification of assets held
    for sale ...................................                  --                  --            7,880,294

Improvements ...................................             259,639              11,194               62,561

Sale of assets held for sale ...................                  --          (6,021,139)                  --
                                                        ------------        ------------         ------------

Balance at end of year .........................        $  2,192,549        $  1,932,910         $  7,942,855
                                                        ============        ============         ============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

      High River Limited Partnership, 100 S. Bedford Road, Mount Kisco, New York, 10549, which owns 10,631 (12.3%) of the Partnership's Units as of February 1, 1999.

(B) Security ownership of management.

      As of February 1, 1999, the General  Partner and its affiliates own 872 of
      the  Partnership's   Units,  which  is  approximately  1%  of  the  86,534
      outstanding Units.

(C)   Change in control.

      None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Under terms of the Amended Partnership Agreement, the Partnership is paying a MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible assets. The maximum MID percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.


The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution, in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1998, the Partnership accrued MID in the amount of $545,928.

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership incurred $642,341 of property management fees and reimbursements.

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

           10.16 Master Property Management Agree-ment, dated as of June 24, 1993, between McNeil Real Estate Management, Inc. and Thunder Hollow Fund XIV, Ltd. (5)

            10.17 Multifamily Note dated March 13, 1995 between Washington Mortgage Financial Group, Ltd. and Windrock Fund XIV, L.P. (6)

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

                                                                                                Names Under
                                                                         Jurisdiction of        Which It Is
                                            Name of Subsidiary            Incorporation        Doing Business
                                            ------------------           ---------------       --------------
                                            Embarcadero Associates           Georgia                None

                                            Tanglewood Fund XIV
                                               Associates, L.P.              Nevada                 None

                                            Thunder Hollow Fund XIV
                                               Limited Partnership           Delaware               None

                                            Windrock Fund XIV, L.P.          Texas                  None

             27.                            Financial Data Schedule for the year
                                            ended December 31, 1998.

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

(B) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended December 31, 1998.

                        McNEIL REAL ESTATE FUND XIV, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          McNEIL REAL ESTATE FUND XIV, LTD.


                          By:  McNeil Partners, L.P., General Partner

                               By: McNeil Investors, Inc., General Partner


March 31, 1999                 By:  /s/  Robert A. McNeil
--------------                    ----------------------------------------------
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



March 31, 1999                 By:  /s/  Ron K. Taylor
--------------                    ----------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                      Investors, Inc.
                                    (Principal Financial Officer)




March 31, 1999                 By:  /s/  Brandon K. Flaming
--------------                    ----------------------------------------------
Date                                Brandon K. Flaming
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)