Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XIV LTD
filed 1999-05-17
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended         March 31, 1999
                                      ------------------------------------------


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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         March 31,           December 31,
                                                                            1999                 1998
                                                                        -------------        -------------
ASSETS
------

Real estate investments:
   Land ........................................................        $  4,663,828         $  4,663,828
   Buildings and improvements ..................................          37,257,044           37,237,007
                                                                        ------------         ------------
                                                                          41,920,872           41,900,835
   Less:  Accumulated depreciation .............................         (22,965,793)         (22,502,903)
                                                                        ------------         ------------
                                                                          18,955,079           19,397,932

Asset held for sale ............................................           2,206,515            2,192,549

Cash and cash equivalents ......................................           1,944,604            1,911,552
Cash segregated for security deposits ..........................             401,117              409,259
Accounts receivable ............................................              62,212               84,539
Prepaid expenses and other assets ..............................             125,649              139,313
Escrow deposits ................................................             732,171              607,161
Deferred borrowing costs, net of accumulated
   amortization of $558,368 and $532,052 at
   March 31, 1999, and December 31, 1998,
   respectively ................................................             832,624              858,940
                                                                        ------------         ------------
                                                                        $ 25,259,971         $ 25,601,245
                                                                        ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net ....................................        $ 23,353,457         $ 23,466,298
Accounts payable ...............................................              80,086              106,574
Accrued interest ...............................................             163,533              161,403
Accrued property taxes .........................................             172,857                   --
Other accrued expenses .........................................              92,675              117,056
Payable to affiliates - General Partner ........................           1,012,331              873,553
Provision for environmental remediation ........................             600,000              600,000
Security deposits and deferred rental revenue ..................             409,953              390,627
                                                                        ------------         ------------
                                                                          25,884,892           25,715,511
                                                                        ------------         ------------

Partners' equity (deficit):
   Limited partners - 100,000 limited partnership units
     authorized;  86,534 limited partnership units
     outstanding at March 31, 1999 and December 31, 1998........             691,540            1,097,737
   General Partner .............................................          (1,316,461)          (1,212,003)
                                                                        ------------         ------------
                                                                            (624,921)            (114,266)
                                                                        ------------         ------------
                                                                        $ 25,259,971         $ 25,601,245
                                                                        ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                             1999               1998
                                                          ----------        ----------
Revenue:
   Rental revenue ................................        $2,215,072        $2,159,956
   Interest ......................................            21,944            19,659
   Gain on involuntary conversions ...............                --           189,275
                                                          ----------        ----------
     Total revenues ..............................         2,237,016         2,368,890
                                                          ----------        ----------

Expenses:
   Interest ......................................           538,676           542,987
   Depreciation and amortization .................           462,890           456,591
   Property taxes ................................           173,497           161,547
   Personnel expenses ............................           234,034           256,194
   Utilities .....................................           111,749           120,653
   Repair and maintenance ........................           214,374           196,572
   Property management fees - affiliates .........           109,020           104,978
   Other property operating expenses .............           115,718           121,430
   General and administrative ....................            83,566            90,277
   General and administrative - affiliates .......            54,400            52,995
                                                          ----------        ----------
     Total expenses ..............................         2,097,924         2,104,224
                                                          ----------        ----------

Net income .......................................        $  139,092        $  264,666
                                                          ==========        ==========

Net income allocated to limited partners .........        $   93,972        $  262,019
Net income allocated to General Partner ..........            45,120             2,647
                                                          ----------        ----------

Net income .......................................        $  139,092        $  264,666
                                                          ==========        ==========

Net income per limited partnership unit ..........        $     1.09        $     3.03
                                                          ==========        ==========

Distributions per limited partnership unit........        $     5.78        $     5.78
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998

                                                                                            Total
                                                                                           Partners'
                                                   General             Limited              Equity
                                                   Partner             Partners            (Deficit)
                                                 ------------        ------------        ------------
Balance at December 31, 1997 ............        $  (664,401)        $ 1,763,445         $ 1,099,044

Net income ..............................              2,647             262,019             264,666

Management Incentive Distribution........           (141,210)                 --            (141,210)

Distributions to limited partners .......                 --            (499,996)           (499,996)
                                                 -----------         -----------         -----------

Balance at March 31, 1998 ...............        $  (802,964)        $ 1,525,468         $   722,504
                                                 ===========         ===========         ===========


Balance at December 31, 1998 ............        $(1,212,003)        $ 1,097,737         $  (114,266)

Net income ..............................             45,120              93,972             139,092

Management Incentive Distribution .......           (149,578)                 --            (149,578)

Distributions to limited partners .......                 --            (500,169)           (500,169)
                                                 -----------         -----------         -----------

Balance at March 31, 1999 ...............        $(1,316,461)        $   691,540         $  (624,921)
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                           Three Months Ended
                                                                                March 31,
                                                                    --------------------------------
                                                                        1999                1998
                                                                    ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ..............................        $ 2,234,138         $ 2,145,009
   Cash paid to suppliers ..................................           (778,211)           (829,799)
   Cash paid to affiliates .................................           (129,100)           (105,110)
   Interest received .......................................             21,944              19,659
   Interest paid ...........................................           (497,095)           (507,309)
   Property taxes paid and escrowed ........................           (144,957)           (146,432)
                                                                    -----------         -----------
Net cash provided by operating activities ..................            706,720             576,018
                                                                    -----------         -----------

Cash flows from investing activities:
   Insurance proceeds from involuntary conversions .........             31,600             293,680
   Additions to real estate investments ....................            (34,003)           (321,168)
                                                                    -----------         -----------
Net cash used in investing activities ......................             (2,403)            (27,488)
                                                                    -----------         -----------
Cash flows from financing activities:
   Principal payments on mortgage notes payable ............           (125,976)           (115,997)
   Management incentive distribution paid ..................            (45,120)                 --
   Distributions to limited partners .......................           (500,169)           (499,996)
                                                                    -----------         -----------
Net cash used in financing activities ......................           (671,265)           (615,993)
                                                                    -----------         -----------

Net increase (decrease) in cash and cash equivalents........             33,052             (67,463)

Cash and cash equivalents at beginning of
   period ..................................................          1,911,552           1,292,615
                                                                    -----------         -----------

Cash and cash equivalents at end of period .................        $ 1,944,604         $ 1,225,152
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                           1999             1998
                                                                        ---------         ---------
Net income .....................................................        $ 139,092         $ 264,666
                                                                        ---------         ---------

Adjustments to reconcile net income to net cash provided
   by  operating activities:
   Depreciation ................................................          462,890           456,591
   Amortization of deferred borrowing costs ....................           26,316            23,915
   Amortization of discounts on mortgage
     notes payable .............................................           13,135            12,563
   Gain on involuntary conversions .............................               --          (189,275)
   Changes in assets and liabilities:
     Cash segregated for security deposits .....................            8,142           (30,054)
     Accounts receivable .......................................           (9,273)            3,171
     Prepaid expenses and other assets .........................           13,664             2,900
     Escrow deposits ...........................................         (125,010)          (54,692)
     Accounts payable ..........................................          (26,488)             (761)
     Accrued interest ..........................................            2,130              (800)
     Accrued property taxes ....................................          172,857            37,274
     Other accrued expenses ....................................          (24,381)          (16,860)
     Payable to affiliates - General Partner ...................           34,320            52,863
     Security deposits and deferred rental revenue .............           19,326            14,517
                                                                        ---------         ---------
       Total adjustments .......................................          567,628           311,352
                                                                        ---------         ---------

Net cash provided by operating activities ......................        $ 706,720         $ 576,018
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

                                 March 31, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XIV, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                      Three Months Ended
                                                                            March 31,
                                                                   ------------------------
                                                                     1999            1998
                                                                   --------        --------
Property management fees - affiliates .....................        $109,020        $104,978
Charged to general and administrative - affiliates:
  Partnership administration ..............................          54,400          52,995
                                                                   --------        --------

                                                                   $163,420        $157,973
                                                                   ========        ========

Charged to General Partner's deficit:
  Management Incentive Distribution .......................        $149,578        $141,210
                                                                   ========        ========

NOTE 4.
-------

On July 18, 1997, a fire caused $49,498 of damage to two units of Embarcadero Club Apartments. In February 1998, the Partnership received $39,498 of insurance reimbursements to cover the repair and restorations costs to Embarcadero Club Apartments. The excess of the insurance proceeds received over the basis of the property damaged was recorded as a $17,998 gain on involuntary conversion. The gain on involuntary conversion was recognized in the first quarter of 1998 when the Partnership received the insurance proceeds.

On November 14, 1997, a fire caused $544,716 of damage to eight units of Thunder Hollow Apartments. The Partnership received $503,062 and $31,600 of insurance reimbursements to cover the repair and restoration costs at Thunder Hollow Apartments during 1998 and in the first quarter of 1999, respectively. The excess of the insurance reimbursements received over the basis of the property damaged was recorded as a $375,797 gain on involuntary conversion. The gain was recognized during 1998 as insurance proceeds were received from the
Partnership's insurance carrier. $171,277 of the total $375,797 gain was recognized in the first quarter of 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The  Partnership  was formed to  acquire,  operate and  ultimately  dispose of a
portfolio  of  income-producing   real  properties.   At  March  31,  1999,  the
Partnership owned four apartment properties and one retail shopping center.
All of the Partnership's properties are subject to mortgage notes.

The  Partnership   placed  Redwood  Plaza,  the  Partnership's   sole  remaining
commercial property, on the market for sale on October 1, 1996.

RESULTS OF OPERATIONS
---------------------

The Partnership's net income amounted to $139,092 for the first quarter of 1999. For the first quarter of 1998, the Partnership reported net income of $264,666. Net income for the first quarter of 1998 included $189,275 of gain on involuntary conversions related to fires at Embarcadero Club Apartments and Thunder Hollow Apartments. The Partnership incurred no such gains during the first quarter of 1999.

Revenues:

The Partnership's rental revenue increased $55,116 or 2.6% for the first quarter of 1999 as compared to the first quarter of 1998. Tanglewood Village Apartments reported a 9.7% increase in rental revenue due to an increase in base rental rates and an increase in the property's occupancy rate. Rental revenue increased 2.7% and 1.8% at Embarcadero Club Apartments and Thunder Hollow Apartments, respectively. Both properties increased base rental rates, but the increases were partially offset by decreased occupancy. Rental revenue decreased 5.4% at Windrock Apartments because of increases in vacancy, concessions and other rental losses. Rental revenue decreased 1.4% at Redwood Plaza. Base rental rates increased at Redwood Plaza, but the increase was entirely offset by increased vacancy losses. The Partnership expects occupancy to increase later in 1999 as newly reconfigured space at Redwood Plaza is leased to new tenants.

The Partnership recognized $189,275 of involuntary conversion gains during the first quarter of 1998 relating to fires at Embarcadero Club Apartments and Thunder Hollow Apartments. An additional $204,520 of gain was recognized in subsequent quarters of 1998. The gains equal insurance proceeds received in excess of the basis of the property damaged by the fires. No such gains were recognized during the first quarter of 1999.

Expenses:

Partnership expenses decreased $6,300 or 0.3% for the first quarter of 1999 as compared to the first quarter of 1998. Expenses in all categories were comparable to the year-earlier figures.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $706,720 of cash from operating activities for the first quarter of 1999, a 23% increase over cash generated from operating activities for the first quarter of 1998. Most of the increased funds from operating activities was the result of an increase in cash received from tenants combined with a decrease in cash paid to suppliers.

The Partnership expended $34,003 and $321,168 in capital improvements during first quarters of 1999 and 1998, respectively. Most of the capital improvements from 1998 related to restoration work at Embarcadero Club Apartments and Thunder Hollow Apartments resulting from fire damage at the two properties. Insurance proceeds of $31,600 and $293,680 were received during the first quarter of 1999 and 1998, respectively, to compensate the Partnership for the fire restoration costs. The Partnership has budgeted a total of $740,000 of capital improvements for 1999. Budgeted capital improvements will be funded from property operations.

The Partnership paid $45,120 of MID to the General Partner during the first quarter of 1999. No payments of MID were made during 1998. The Partnership distributed $500,169 and $499,996 to the limited partners during the first quarter of 1999 and 1998, respectively. The distribution was funded from cash reserves of the Partnership.

Short-term liquidity:

The Partnership expended considerable resources over the past several years to restore its properties to good operating condition. These expenditures were necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements enabled the Partnership to increase its rental revenues and reduce certain of its repairs and maintenance expenses. For 1999, the Partnership has budgeted $740,000 of capital improvements to its real estate investments. Budgeted capital improvements for 1999 will be funded from property operations.

At March 31, 1999, the Partnership held cash and cash equivalents of $1,944,604. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted capital improvements for 1999, repay the current portion of the Partnership's mortgage notes, and provide funds for any required environmental remediation (see Item 5 - Other Information).

The Partnership placed Redwood Plaza on the market for sale on October 1, 1996.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

None of the Partnership's remaining mortgage notes mature before 2002.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the three months ended March 31, 1999 and 1998, net income of $45,120 and $2,647, respectively, was allocated to the General
Partner. Net income of $93,972 and $262,019 was allocated to the limited partners for the three months ended March 31, 1999 and 1998, respectively.

The Partnership distributed $500,169 and $499,996 to the limited partners in the first three months of 1999 and 1998, respectively. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners. The Partnership paid $45,120 of MID to the General Partner during the first quarter of 1999. No MID payments were made to the General Partner during 1998.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
-------  -----------------

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(a)         Exhibits.

            Exhibit
            Number               Description
            --------             -----------

            4. Amended and Restated Limited Partnership Agree-ment dated September 20, 1991. (1)

            11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 86,534 limited partnership units outstanding in 1999 and 1998.

            27.                  Financial Data Schedule  for the  quarter ended
                                 March 31, 1999.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           McNEIL REAL ESTATE FUND XIV, Ltd.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner





May 17, 1999                    By: /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)




May 17, 1999                    By: /s/  Brandon K. Flaming
--------------                     ---------------------------------------------
Date                                Brandon K. Flaming
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)