Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND XIV LTD
filed 1999-08-16
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended       June 30, 1999
                                     -------------------------------------------


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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,          December 31,
                                                                            1999                1998
                                                                       -------------        -------------
ASSETS
------

Real estate investments:
   Land .......................................................        $  4,663,828         $  4,663,828
   Buildings and improvements .................................          37,348,811           37,237,007
                                                                       ------------         ------------
                                                                         42,012,639           41,900,835
   Less:  Accumulated depreciation ............................         (23,419,237)         (22,502,903)
                                                                       ------------         ------------
                                                                         18,593,402           19,397,932

Asset held for sale ...........................................           2,365,090            2,192,549

Cash and cash equivalents .....................................           2,134,647            1,911,552
Cash segregated for security deposits .........................             390,095              409,259
Accounts receivable ...........................................              91,145               84,539
Prepaid expenses and other assets .............................             151,861              139,313
Escrow deposits ...............................................             803,352              607,161
Deferred borrowing costs, net of accumulated
   amortization of $584,685 and $532,052 at
   June 30, 1999, and December 31, 1998,
   respectively ...............................................             806,307              858,940
                                                                       ------------         ------------
                                                                       $ 25,335,899         $ 25,601,245
                                                                       ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net ...................................        $ 23,238,061         $ 23,466,298
Accounts payable ..............................................              63,154              106,574
Accrued interest ..............................................             162,645              161,403
Accrued property taxes ........................................             267,354                   --
Other accrued expenses ........................................             247,271              117,056
Payable to affiliates - General Partner .......................           1,209,297              873,553
Provision for environmental remediation .......................             600,000              600,000
Security deposits and deferred rental revenue .................             424,106              390,627
                                                                       ------------         ------------
                                                                         26,211,888           25,715,511
                                                                       ------------         ------------

Partners' equity (deficit):
   Limited  partners - 100,000  limited  partnership
     units  authorized;  86,534 limited partnership units
     outstanding at June 30, 1999 and  December 31, 1998 ......             597,568            1,097,737
   General Partner ............................................          (1,473,557)          (1,212,003)
                                                                       ------------         ------------
                                                                           (875,989)            (114,266)
                                                                       ------------         ------------
                                                                       $ 25,335,899         $ 25,601,245
                                                                       ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                      Six Months Ended
                                                       June 30,                                June 30,
                                            -------------------------------         ------------------------------
                                                1999                1998                1999               1998
                                            -----------         -----------         -----------        -----------

Revenue:
   Rental revenue ..................        $ 2,257,368         $ 2,119,480         $ 4,472,440        $ 4,279,436
   Interest ........................             21,998              17,282              43,942             36,941
   Gain on involuntary
     conversions ...................                 --              15,366                  --            204,641
                                            -----------         -----------         -----------        -----------
     Total revenue .................          2,279,366           2,152,128           4,516,382          4,521,018
                                            -----------         -----------         -----------        -----------

Expenses:
   Interest ........................            533,165             541,962           1,071,841          1,084,949
   Depreciation and
     amortization ..................            453,444             467,626             916,334            924,217
   Property taxes ..................            172,881             161,565             346,378            323,112
   Personnel expenses ..............            254,973             214,104             489,007            470,298
   Utilities .......................            114,475             107,863             226,224            228,516
   Repair and maintenance ..........            322,981             307,074             537,355            503,646
   Property management
     fees - affiliates .............            111,606             105,153             220,626            210,131
   Other property operating
     expenses ......................             93,374             113,045             209,092            234,475
   General and administrative ......            278,000             126,538             361,566            216,815
   General and administrative -
     affiliates ....................             53,386              57,428             107,786            110,423
                                            -----------         -----------         -----------        -----------
     Total expenses ................          2,388,285           2,202,358           4,486,209          4,306,582
                                            -----------         -----------         -----------        -----------

Net income (loss) ..................        $  (108,919)        $   (50,230)        $    30,173        $   214,436
                                            ===========         ===========         ===========        ===========

Net income (loss) allocated to
   limited partners ................        $   (93,972)        $   (49,728)        $        --        $     2,144
Net income (loss) allocated to
   General Partner .................            (14,947)               (502)             30,173            212,292
                                            -----------         -----------         -----------        -----------

Net income (loss) ..................        $  (108,919)        $   (50,230)        $    30,173        $   214,436
                                            ===========         ===========         ===========        ===========

Net income (loss) per limited
   partnership unit ................        $     (1.09)        $      (.57)        $        --        $      2.45
                                            ===========         ===========         ===========        ===========

Distributions per limited
   partnership unit ................        $        --         $        --         $      5.78        $      5.78
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998


                                                                                            Total
                                                                                           Partners'
                                                     General            Limited             Equity
                                                     Partner            Partners           (Deficit)
                                                  ------------        -----------         -----------
Balance at December 31, 1997 .............        $  (664,401)        $ 1,763,445         $ 1,099,044

Net income ...............................              2,144             212,292             214,436

Management Incentive Distribution ........           (271,257)                 --            (271,257)

Distributions to limited partners ........                 --            (499,996)           (499,996)
                                                  -----------         -----------         -----------

Balance at June 30, 1998 .................        $  (933,514)        $ 1,475,741         $   542,227
                                                  ===========         ===========         ===========


Balance at December 31, 1998 .............        $(1,212,003)        $ 1,097,737         $  (114,266)

Net income ...............................             30,173                  --              30,173

Management Incentive Distribution ........           (291,727)                 --            (291,727)

Distributions to limited partners ........                 --            (500,169)           (500,169)
                                                  -----------         -----------         -----------

Balance at June 30, 1999 .................        $(1,473,557)        $   597,568         $  (875,989)
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                         Six Months Ended
                                                                              June 30,
                                                                  --------------------------------
                                                                       1999               1998
                                                                  ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ............................        $ 4,493,567         $ 4,340,548
   Cash paid to suppliers ................................         (1,741,633)         (1,656,631)
   Cash paid to affiliates ...............................           (239,275)           (310,290)
   Interest received .....................................             43,942              36,941
   Interest paid .........................................           (991,697)         (1,013,611)
   Property taxes paid and escrowed ......................           (289,269)           (292,339)
                                                                  -----------         -----------
Net cash provided by operating activities ................          1,275,635           1,104,618
                                                                  -----------         -----------

Cash flows from investing activities:
   Insurance proceeds from involuntary conversions .......             31,600             306,928
   Additions to real estate investments ..................           (284,345)           (722,845)
                                                                  -----------         -----------
Net cash used in investing activities ....................           (252,745)           (415,917)
                                                                  -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable ..........           (254,506)           (234,411)
   Management Incentive Distribution paid ................            (45,120)                 --
   Distributions to limited partners .....................           (500,169)           (499,996)
                                                                  -----------         -----------
Net cash used in financing activities ....................           (799,795)           (734,407)
                                                                  -----------         -----------

Net increase (decrease) in cash and cash
   equivalents ...........................................            223,095             (45,706)

Cash and cash equivalents at beginning of
   period ................................................          1,911,552           1,292,615
                                                                  -----------         -----------

Cash and cash equivalents at end of period ...............        $ 2,134,647         $ 1,246,909
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                             Six Months Ended
                                                                                 June 30,
                                                                      -------------------------------
                                                                          1999                1998
                                                                      -----------         -----------
Net income ...................................................        $    30,173         $   214,436
                                                                      -----------         -----------

Adjustments to reconcile net income to net cash provided
   by  operating  activities:
   Depreciation and amortization .............................            916,334             924,217
   Amortization of deferred borrowing costs ..................             52,633              47,829
   Amortization of discounts on mortgage
     notes payable ...........................................             26,269              25,126
   Gain on involuntary conversions ...........................                 --            (204,641)
   Changes in assets and liabilities:
     Cash segregated for security deposits ...................             19,164              37,649
     Accounts receivable .....................................            (38,206)             22,590
     Prepaid expenses and other assets .......................            (12,548)              1,267
     Escrow deposits .........................................           (196,191)            (89,086)
     Accounts payable ........................................            (43,420)             (1,276)
     Accrued interest ........................................              1,242              (1,617)
     Accrued property taxes ..................................            267,354             119,821
     Other accrued expenses ..................................            130,215             (13,165)
     Payable to affiliates - General Partner .................             89,137              10,264
     Security deposits and deferred rental revenue ...........             33,479              11,204
                                                                      -----------         -----------
       Total adjustments .....................................          1,245,462             890,182
                                                                      -----------         -----------

Net cash provided by operating activities ....................        $ 1,275,635         $ 1,104,618
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

                                  June 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                      Six Months Ended
                                                                          June 30,
                                                                  ------------------------
                                                                    1999            1998
                                                                  --------        --------
Property management fees - affiliates ....................        $220,626        $210,131
Charged to general and administrative - affiliates:
  Partnership administration .............................         107,786         110,423
                                                                  --------        --------

                                                                  $328,412        $320,554
                                                                  ========        ========

Charged to General Partner's deficit:
  Management Incentive Distribution ......................        $291,727        $271,257
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

On November 14, 1997, a fire caused $544,716 of damage to eight units of Thunder Hollow Apartments. The Partnership received $503,062 and $31,600 of insurance reimbursements to cover the repair and restoration costs at Thunder Hollow Apartments during 1998 and in the first quarter of 1999, respectively. The excess of the insurance reimbursements received over the basis of the property damaged was recorded as a $375,797 gain on involuntary conversion. The gain was recognized during 1998 as insurance proceeds were received from the Partnership's insurance carrier. $171,277 and $15,366 of the total $375,797 gain was recognized during the first and second quarters of 1998, respectively.

NOTE 5.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively, (the "Partnerships"),the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $214.

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $1,225,314.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses and other accrued expenses during the second quarter of 1999 in the amount of $52,826 to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1999, the Partnership owned four apartment properties and one retail shopping center.
All of the Partnership's properties are subject to mortgage notes.

The  Partnership   placed  Redwood  Plaza,  the  Partnership's   sole  remaining
commercial property, on the market for sale on October 1, 1996.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, X, XI, XII, XV, XX, XXI, XXII, XXIII, XXIV, XXV, XXVI and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the "Partnerships"). The Partnerships (other than Fairfax Associates and McNeil Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $214.

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

The Partnership reported a net loss of $108,919 for the second quarter of 1999 as compared to a net loss of $50,230 for the second quarter of 1998. The loss for the second quarter of 1998 included a $15,366 gain on involuntary conversion.

The Partnership's net income for the six months ended June 30, 1999 amounted to $30,173. For the first six months of 1998, the Partnership reported net income of $214,436. Net income for the first six months of 1998 included $204,641 of gain on involuntary conversions related to fires at Embarcadero Club Apartments and Thunder Hollow Apartments. The Partnership incurred no such gains during 1999.

Revenues:

The Partnership's rental revenue increased $137,888 or 6.5% and $193,004 or 4.5% for the three and six month periods ended June 30, 1999, respectively, as compared to the same periods of 1998. Tanglewood Village Apartments reported an 8.0% increase in rental revenue due to an increase in base rental rates and an increase in the property's occupancy rate. Rental revenue increased 4.3% at Thunder Hollow Apartments because of an increase in base rental rates. Embarcadero Club Apartments also increased base rental rates, but the increase was partially offset by decreased occupancy leading to a 3.8% net increase in rental revenue. Rental revenue decreased 6.5% at Windrock Apartments because of increases in vacancy, concessions and other rental losses. Rental revenue increased 6.3% at Redwood Plaza. Base rental rates increased at Redwood Plaza, but the increase was partially offset by increased vacancy and other rental losses. The Partnership expects occupancy to increase later in 1999 as newly reconfigured space at Redwood Plaza is leased to new tenants.

The Partnership recognized $15,366 and $204,641 of involuntary conversion gains during the three and six month periods ended June 30, 1998, respectively, relating to fires at Embarcadero Club Apartments and Thunder Hollow Apartments. The gains equaled insurance proceeds received in excess of the basis of the property damaged by the fires. No such gains were recognized during the first six months of 1999.

Expenses:

Total expenses increased by $185,927 and $179,627 for the three month and six month periods ended June 30, 1999, respectively, as compared to the same periods of 1998. On a percentage basis, the Partnership recorded the largest increase in general and administrative expenses, which was partially offset by a decrease in other property operating expenses, as discussed below.

General and administrative expenses for the three month and six month periods ended June 30, 1999 increased by $151,462 to $278,000 and $144,751 to $361,566, respectively, as compared to the same periods of 1998. The Partnership recorded increased costs to explore alternatives to maximize the value of the Partnership (see Recent Developments) and recorded an adjustment of $52,826 to reallocate previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note 5).

Other property operating expenses for the three and six month periods ended June 30, 1999 decreased by $19,671 or 17.4% and $25,383 or 10.8%, respectively, as compared to the same periods in 1998. The decrease was principally due to decreases in insurance and bad debt expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,275,635 of cash from operating activities for the first six months of 1999, a 15.5% increase over cash generated from operating activities for the first six months of 1998. Most of the increased funds from operating activities was the result of an increase in cash received from tenants combined with a decrease in cash paid to affiliates.

The Partnership  expended $284,345 and $722,845 in capital  improvements  during the first six months of 1999 and 1998, respectively. Most of the capital improvements from 1998 related to restoration work at Embarcadero Club Apartments and Thunder Hollow Apartments resulting from fire damage at the two properties. Insurance proceeds of $31,600 and $306,928 were received during the first six months of 1999 and 1998, respectively, to compensate the Partnership for the fire restoration costs. The Partnership has budgeted a total of $740,000 of capital improvements for 1999. Budgeted capital improvements will be funded from property operations.

The Partnership paid $45,120 of MID to the General Partner in the first six months of 1999. No payments of MID were made during the first six months of 1998. The Partnership distributed $500,169 and $499,996 to the limited partners in the first six months of 1999 and 1998, respectively. The distributions were funded from cash reserves of the Partnership.

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

At June 30, 1999, the Partnership held cash and cash equivalents of $2,134,647. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted capital improvements for 1999, repay the current portion of the Partnership's mortgage notes, and provide funds for any required environmental remediation (see Item 5 - Other Information).

The Partnership placed Redwood Plaza on the market for sale on October 1, 1996.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership over the past few years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where improvements are expected to increase the competitiveness or marketability of the Partnership's properties. See "Recent Developments" above.

None of the Partnership's remaining mortgage notes mature before 2002.

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the six months ended June 30, 1999 and 1998, net income of $30,173 and $212,292, respectively, was allocated to the General Partner. No net income was allocated to the limited partners for the six months ended June 30, 1999, and $2,144 of net income was allocated to the limited partners for the six months ended June 30, 1998.

The Partnership distributed $500,169 and $499,996 to the limited partners in the first six months of 1999 and 1998, respectively. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners. The Partnership paid $45,120 of MID to the General Partner during in the first six months of 1999. No MID payments were made to the General Partner during the first six months of 1998.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

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

Accordingly, the Partnership recorded a liability for remediation costs at the Property of $600,000 in 1998. This estimate may be affected by, among other things, new data and by any modifications to any remediation plan that may be proposed by the Utah regulatory authorities. The effect of the resolution of these matters on the results of operations of the Partnership cannot be predicted because of the uncertainty concerning both the amount and timing of future expenditures and future results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)         Exhibits.

            Exhibit
            Number               Description
            -------              -----------

            4. Amended and Restated Limited Partnership Agree-ment dated September 20, 1991. (1)

            11.                  Statement  regarding  computation of net income
                                 (loss) per limited partnership unit: net income
                                 (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 86,534 limited partnership units outstanding in 1999 and 1998.

            27.                  Financial  Data  Schedule for the quarter ended
                                 June 30, 1999.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. A Report on Form 8-K dated June 24, 1999 was filed on June 29, 1999 regarding the transaction detailed in Note 5.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XIV, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





August 16, 1999                    By: /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




August 16, 1999                    By: /s/  Brandon K. Flaming
---------------                       ------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)