Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XIV LTD
filed 1999-11-15
CIK 702657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended      September 30, 1999
                                     -------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


     For the transition period from ______________ to_____________ Commission file number 0-12915
                           -----------


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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                             1999                1998
                                                                        -------------        ------------
ASSETS
------

Real estate investments:
   Land ........................................................        $  4,663,828         $  4,663,828
   Buildings and improvements ..................................          37,457,189           37,237,007
                                                                        ------------         ------------
                                                                          42,121,017           41,900,835
   Less:  Accumulated depreciation .............................         (23,872,333)         (22,502,903)
                                                                        ------------         ------------
                                                                          18,248,684           19,397,932

Asset held for sale ............................................           2,447,506            2,192,549

Cash and cash equivalents ......................................           2,306,867            1,911,552
Cash segregated for security deposits ..........................             403,428              409,259
Accounts receivable ............................................              80,184               84,539
Prepaid expenses and other assets ..............................             161,992              139,313
Escrow deposits ................................................             684,219              607,161
Deferred borrowing costs, net of accumulated
   amortization of $611,001 and $532,052 at
   September 30, 1999, and December 31, 1998,
   respectively ................................................             779,991              858,940
                                                                        ------------         ------------
                                                                        $ 25,112,871         $ 25,601,245
                                                                        ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net ....................................        $ 23,119,840         $ 23,466,298
Accounts payable ...............................................              61,679              106,574
Accrued interest ...............................................             158,707              161,403
Accrued property taxes .........................................             170,091                   --
Other accrued expenses .........................................             140,215              117,056
Payable to affiliates - General Partner ........................           1,421,857              873,553
Provision for environmental remediation ........................             600,000              600,000
Security deposits and deferred rental revenue ..................             418,033              390,627
                                                                        ------------         ------------
                                                                          26,090,422           25,715,511
                                                                        ------------         ------------

Partners' equity (deficit):
   Limited  partners - 100,000 limited partnership units
     authorized;  86,534 limited partnership units
     outstanding at September 30, 1999 and
     December 31, 1998 .........................................             639,616            1,097,737
   General Partner .............................................          (1,617,167)          (1,212,003)
                                                                        ------------         ------------
                                                                            (977,551)            (114,266)
                                                                        ------------         ------------
                                                                        $ 25,112,871         $ 25,601,245
                                                                        ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                            ----------------------------        ----------------------------
                                               1999              1998              1999               1998
                                            ----------        ----------        ----------        ----------

Revenue:
   Rental revenue ..................        $2,283,776        $2,197,752        $6,756,216        $6,477,188
   Interest ........................            31,563            13,523            75,505            50,464
   Gain on involuntary
     conversions ...................                --                --                --           204,641
                                            ----------        ----------        ----------        ----------
     Total revenue .................         2,315,339         2,211,275         6,831,721         6,732,293
                                            ----------        ----------        ----------        ----------

Expenses:
   Interest ........................           527,320           538,488         1,599,161         1,623,437
   Depreciation and
     amortization ..................           453,096           462,111         1,369,430         1,386,328
   Property taxes ..................           172,623           155,885           519,001           478,997
   Personnel expenses ..............           228,601           244,210           717,608           714,508
   Utilities .......................           121,990           123,357           348,214           351,873
   Repair and maintenance ..........           316,249           330,106           853,604           833,752
   Property management
     fees - affiliates .............           113,581           109,018           334,207           319,149
   Other property operating
     expenses ......................           106,297           118,600           315,389           353,075
   General and administrative ......           164,003            61,832           525,569           278,647
   General and administrative -
     affiliates ....................            54,584            51,711           162,370           162,134
                                            ----------        ----------        ----------        ----------
     Total expenses ................         2,258,344         2,195,318         6,744,553         6,501,900
                                            ----------        ----------        ----------        ----------

Net income .........................        $   56,995        $   15,957        $   87,168        $  230,393
                                            ==========        ==========        ==========        ==========

Net income allocated to
   limited partners ................        $   42,048        $   15,797        $   42,048        $  228,089
Net income allocated to
   General Partner .................            14,947               160            45,120             2,304
                                            ----------        ----------        ----------        ----------

Net income .........................        $   56,995        $   15,957        $   87,168        $  230,393
                                            ==========        ==========        ==========        ==========

Net income per limited
   partnership unit ................        $      .49        $      .19        $      .49        $     2.64
                                            ==========        ==========        ==========        ==========

Distributions per limited
   partnership unit ................        $       --        $       --        $     5.78        $     5.78
                                            ==========        ==========        ==========        ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XIV, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998

                                                                                          Total
                                                                                         Partners'
                                                   General            Limited             Equity
                                                   Partner            Partners           (Deficit)
                                                ------------        -----------         ------------
Balance at December 31, 1997 ...........        $  (664,401)        $ 1,763,445         $ 1,099,044

Net income .............................              2,304             228,089             230,393

Management Incentive Distribution.......           (403,651)                 --            (403,651)

Distributions to limited partners ......                 --            (499,996)           (499,996)
                                                -----------         -----------         -----------

Balance at September 30, 1998 ..........        $(1,065,748)        $ 1,491,538         $   425,790
                                                ===========         ===========         ===========


Balance at December 31, 1998 ...........        $(1,212,003)        $  1,097,737        $  (114,266)

Net income .............................             45,120              42,048              87,168

Management Incentive Distribution ......           (450,284)                 --            (450,284)

Distributions to limited partners ......                 --            (500,169)           (500,169)
                                                -----------         -----------         -----------

Balance at September 30, 1999 ..........        $(1,617,167)        $   639,616         $  (977,551)
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                         Nine Months Ended
                                                                            September 30,
                                                                 --------------------------------
                                                                     1999                1998
                                                                 ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ...........................        $ 6,762,915         $ 6,555,375
   Cash paid to suppliers ...............................         (2,785,834)         (2,520,022)
   Cash paid to affiliates ..............................           (353,437)           (417,472)
   Interest received ....................................             75,505              50,464
   Interest paid ........................................         (1,483,504)         (1,516,455)
   Property taxes paid and escrowed .....................           (445,640)           (466,825)
                                                                 -----------         -----------
Net cash provided by operating activities ...............          1,770,005           1,685,065
                                                                 -----------         -----------

Cash flows from investing activities:
   Insurance proceeds from involuntary conversions.......             31,600             308,069
   Additions to real estate investments .................           (475,139)           (941,030)
                                                                 -----------         -----------
Net cash used in investing activities ...................           (443,539)           (632,961)
                                                                 -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable .........           (385,862)           (355,293)
   Management Incentive Distribution paid ...............            (45,120)                 --
   Distributions to limited partners ....................           (500,169)           (499,996)
                                                                 -----------         -----------
Net cash used in financing activities ...................           (931,151)           (855,289)
                                                                 -----------         -----------

Net increase in cash and cash equivalents ...............            395,315             196,815

Cash and cash equivalents at beginning of
   period ...............................................          1,911,552           1,292,615
                                                                 -----------         -----------

Cash and cash equivalents at end of period ..............        $ 2,306,867         $ 1,489,430
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

                        McNEIL REAL ESTATE FUND XIV, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                           Nine Months Ended
                                                                              September 30,
                                                                     -------------------------------
                                                                         1999                1998
                                                                     -----------         -----------
Net income ..................................................        $    87,168         $   230,393
                                                                     -----------         -----------

Adjustments to reconcile net income to net cash provided
   by  operating activities:
   Depreciation and amortization ............................          1,369,430           1,386,328
   Amortization of deferred borrowing costs .................             78,949              71,744
   Amortization of discounts on mortgage
     notes payable ..........................................             39,404              37,689
   Gain on involuntary conversions ..........................                 --            (204,641)
   Changes in assets and liabilities:
     Cash segregated for security deposits ..................              5,831              48,322
     Accounts receivable ....................................            (27,245)             14,047
     Prepaid expenses and other assets ......................            (22,679)              5,074
     Escrow deposits ........................................            (77,058)             (5,593)
     Accounts payable .......................................            (44,895)             (1,777)
     Accrued interest .......................................             (2,696)             (2,451)
     Accrued property taxes .................................            170,091              13,152
     Other accrued expenses .................................             23,159               3,386
     Payable to affiliates - General Partner ................            143,140              63,811
     Security deposits and deferred rental revenue ..........             27,406              25,581
                                                                     -----------         -----------
       Total adjustments ....................................          1,682,837           1,454,672
                                                                     -----------         -----------

Net cash provided by operating activities ...................        $ 1,770,005         $ 1,685,065
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

                               September 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                    Nine Months Ended
                                                                         September 30,
                                                                 ------------------------
                                                                   1999            1998
                                                                 --------        --------
Property management fees - affiliates ...................        $334,207        $319,149
Charged to general and administrative - affiliates:
  Partnership administration ............................         162,370         162,134
                                                                 --------        --------

                                                                 $496,577        $481,283
                                                                 ========        ========

Charged to General Partner's deficit:
  Management Incentive Distribution .....................        $450,284        $403,651
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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $214.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1999, the Partnership owned four apartment properties and one retail shopping center. All of the Partnership's properties are subject to mortgage notes.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $214.

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

RESULTS OF OPERATIONS
---------------------

The Partnership reported net income of $56,995 and $87,168 for the three month and nine month periods ended September 30, 1999 as compared to net income of $15,957 and $230,393 for the same periods of 1998. Net income for the nine months ended September 30, 1998 included $204,641 of gains on involuntary conversions relating to fires at Embarcadero Club Apartments and Thunder Hollow Apartments.

Revenues:

The Partnership's rental revenue increased $86,024 or 3.9% and $279,028 or 4.3% for the three and nine month periods ended September 30, 1999, respectively, as compared to the same periods of 1998. Tanglewood Village Apartments reported a 7.3% increase in rental revenue due to increases in base rental rates and the property's occupancy rate. Rental revenue increased 4.3% and 3.8% at Embarcadero Club Apartments and Thunder Hollow Apartments, respectively. Both properties reported increases in base rental rates that were partially offset by decreases in occupancy rates. Base rental revenue also increased at Windrock Apartments, but increased vacancy losses more than offset the increase in rental rates, leading to a 2.8% decrease in Windrock's net rental revenue. Net rental revenue increased 8.0% at Redwood Plaza. Base rental rates increased at Redwood Plaza, but the increase was partially offset by increased vacancy and other rental losses.

The Partnership recognized $204,641 of involuntary conversion gains during the nine month period ended September 30, 1998, relating to fires at Embarcadero Club Apartments and Thunder Hollow Apartments. The gains equaled insurance proceeds received in excess of the basis of the property damaged by the fires. No such gains were recognized during the first nine months of 1999.

Expenses:

Total expenses increased by $63,026 or 2.9% and $242,653 or 3.7% for the three month and nine month periods ended September 30, 1999, respectively, as compared to the same periods of 1998. On a percentage basis, the Partnership recorded the largest increase in general and administrative expenses, which was partially offset by a decrease in other property operating expenses, as discussed below.

General and administrative expenses increased $102,171 to $164,003 and $246,922 to $525,569 for the three month and nine month periods ended September 30, 1999, respectively, as compared to the same periods of 1998. The Partnership recorded increased costs to explore alternatives to maximize the value of the Partnership (see Recent Developments) and recorded an adjustment to reallocate previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note 5).

Other property operating expenses decreased $12,303 or 10.4% and $37,686 or 10.7% for the three month and nine month periods ended September 30, 1999, respectively, as compared to the same periods of 1998. The decrease in other property operating expenses was the result of decreased insurance premiums and reductions in the amount of bad debts incurred by the Partnership.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,770,005 of cash from operating activities for the first nine months of 1999, a 5.0% increase over cash generated from operating activities for the first nine months of 1998. Increased cash received from tenants and decreased cash paid to affiliates more than offset an increase in cash paid to suppliers.

The Partnership expended $475,139 and $941,030 in capital improvements during the first nine months of 1999 and 1998, respectively. Most of the capital improvements from 1998 related to restoration work at Embarcadero Club Apartments and Thunder Hollow Apartments resulting from fire damage at the two properties. Insurance proceeds of $31,600 and $308,069 were received during the first nine months of 1999 and 1998, respectively, to compensate the Partnership for the fire restoration costs. The Partnership has budgeted a total of $740,000 of capital improvements for 1999. Budgeted capital improvements will be funded from property operations.

The Partnership paid $45,120 of MID to the General Partner in the first nine months of 1999. No payments of MID were made during the first nine months of 1998. The Partnership distributed $500,169 and $499,996 to the limited partners in the first nine months of 1999 and 1998, respectively. The distributions were funded from cash reserves of the Partnership.

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

At September 30, 1999, the Partnership held cash and cash equivalents of $2,306,867. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted capital improvements for 1999, repay the current portion of the Partnership's mortgage notes, and provide funds for any required environmental remediation (see Item 5 - Other Information).

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

Income Allocations and Distributions:

Terms of the Amended Partnership Agreement specify that net losses for financial reporting purposes are allocated 99% to the limited partners and 1% to the General Partner. Net income for financial reporting purposes is allocated to the General Partner in an amount equal to the greater of (a) 1% of net income or (b) the cumulative amount of the MID paid for which no income allocation has previously been made; any remaining net income is allocated to the limited partners. Therefore, for the nine months ended September 30, 1999 and 1998, net income of $45,120 and $2,304, respectively, was allocated to the General Partner. For the nine months ended September 30, 1999 and 1998, net income of $42,048 and $228,089 was allocated to the limited partners, respectively.

The Partnership distributed $500,169 and $499,996 to the limited partners in the first nine months of 1999 and 1998, respectively. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners. The Partnership paid $45,120 of MID to the General Partner during in the first nine months of 1999. No MID payments were made to the General Partner during the first nine months of 1998.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

(a)         Exhibits.

            Exhibit
            Number               Description
            -------              -----------

            4.                   Amended   and   Restated   Limited  Partnership
                                 Agreement dated September 20, 1991. (1)

            11. Statement regarding computation of net income per limited partnership unit: net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 86,534 limited partnership units outstanding in 1999 and 1998.

            27.                  Financial  Data  Schedule for the quarter ended
                                 September 30, 1999.

      (1) Incorporated by reference to the Annual Report of Registrant, on Form 10-K for the period ended December 31, 1991, as filed on March 30, 1992.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

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





November 15, 1999                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)




November 15, 1999                 By: /s/  Brandon K. Flaming
-----------------                    -------------------------------------------
Date                                  Brandon K. Flaming
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)